Form 10-Q
period 2024-09-30
Extra Space Storage Inc.
filed 2024-11-04
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 30, 2024, was 211,983,569.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Real estate assets, net	$24,385,492	$24,555,873
Real estate assets - operating lease right-of-use assets	694,001	227,241
Investments in unconsolidated real estate entities	1,060,213	1,071,617
Investments in debt securities and notes receivable	1,338,619	904,769
Cash and cash equivalents	88,931	99,062
Other assets, net	495,861	597,700
Total assets	$28,063,117	$27,456,262
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,011,705	$1,273,549
Unsecured term loans, net	2,194,894	2,650,581
Unsecured senior notes, net	7,437,231	6,410,618
Revolving lines of credit	884,000	682,000
Operating lease liabilities	706,491	236,515
Cash distributions in unconsolidated real estate ventures	74,173	71,069
Accounts payable and accrued expenses	388,757	334,518
Other liabilities	407,183	383,463
Total liabilities	13,104,434	12,042,313
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,981,742 and 211,278,803 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,120	2,113
Additional paid-in capital	14,823,018	14,750,388
Accumulated other comprehensive income	3,340	17,435
Accumulated deficit	(817,865)	(379,015)
Total Extra Space Storage Inc. stockholders' equity	14,010,613	14,390,921
Noncontrolling interest represented by Preferred Operating Partnership units, net	191,306	222,360
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	756,764	800,668
Total noncontrolling interests and equity	14,958,683	15,413,949
Total liabilities, noncontrolling interests and equity	$28,063,117	$27,456,262

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Property rental	$710,874	$650,887	$2,096,018	$1,525,596
Tenant reinsurance	84,048	69,128	249,100	165,265
Management fees and other income	29,882	28,019	89,888	71,609
Total revenues	824,804	748,034	2,435,006	1,762,470
Expenses:
Property operations	209,035	185,194	610,455	416,997
Tenant reinsurance	17,510	19,130	55,646	37,701
Life Storage Merger transition costs	—	54,174	—	54,174
General and administrative	39,750	37,406	123,373	107,011
Depreciation and amortization	195,046	152,338	586,821	309,914
Total expenses	461,341	448,242	1,376,295	925,797
Loss on real estate assets held for sale	(8,961)	—	(63,620)	—
Impairment of Life Storage trade name	(51,763)	—	(51,763)	—
Income from operations	302,739	299,792	943,328	836,673
Interest expense	(142,855)	(122,899)	(412,875)	(289,370)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(11,005)	(8,228)	(32,563)	(8,228)
Interest income	34,947	22,092	89,746	62,607
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	183,826	190,757	587,636	601,682
Equity in earnings and dividend income from unconsolidated real estate entities	16,246	15,043	48,508	38,602
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	13,730	—	13,730	—
Income tax expense	(10,857)	(6,944)	(27,443)	(17,238)
Net income	202,945	198,856	622,431	623,046
Net income allocated to Preferred Operating Partnership noncontrolling interests	(1,932)	(2,253)	(6,073)	(6,761)
Net income allocated to Operating Partnership and other noncontrolling interests	(7,803)	(8,253)	(24,164)	(29,221)
Net income attributable to common stockholders	$193,210	$188,350	$592,194	$587,064
Earnings per common share
Basic	$0.91	$0.96	$2.79	$3.78
Diluted	$0.91	$0.96	$2.79	$3.78
Weighted average number of shares
Basic	211,698,436	195,324,444	211,522,578	155,112,071
Diluted	220,298,870	195,328,020	220,177,692	155,116,149
Cash dividends paid per common share	$1.62	$1.62	$4.86	$4.86

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$202,945	$198,856	$622,431	$623,046
Other comprehensive income:
Change in fair value of interest rate swaps	(24,887)	(2,264)	(14,691)	(4,175)
Total comprehensive income	178,058	196,592	607,740	618,871
Less: comprehensive income attributable to noncontrolling interests	8,749	10,395	29,641	35,693
Comprehensive income attributable to common stockholders	$169,309	$186,197	$578,099	$583,178

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2024
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2024	$191,306	$757,102	$9,800	211,927,348	$2,120	$14,810,938	$27,241	$(667,667)	$15,130,840
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	10,515	—	8,224	—	—	8,224
Offering costs associated with shelf registration	—	—	—	—	—	(28)	—	—	(28)
Redemption of Operating Partnership units for stock	—	(3,884)	—	43,879	—	3,884	—	—	—
Noncontrolling interest in consolidated joint ventures	—	—	825	—	—	—	—	—	825
Net income	1,932	7,800	3	—	—	—	—	193,210	202,945
Other comprehensive loss	—	(986)	—	—	—	—	(23,901)	—	(24,887)
Distributions to Operating Partnership units held by noncontrolling interests	(1,932)	(13,896)	—	—	—	—	—	—	(15,828)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,408)	(343,408)
Balances at September 30, 2024	$191,306	$746,136	$10,628	211,981,742	$2,120	$14,823,018	$3,340	$(817,865)	$14,958,683

Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	178,944	2	14,417	—	—	14,419
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Offering costs associated with shelf registration	—	—	—	—	—	(522)	—	—	(522)
Redemption of Operating Partnership units for stock	(31,054)	(27,321)	—	521,685	5	58,370	—	—	—
Noncontrolling interest in consolidated joint ventures	—	—	1,687	—	—	—	—	—	1,687
Net income	6,073	24,137	27	—	—	—	—	592,194	622,431
Other comprehensive loss	—	(596)	—	—	—	—	(14,095)	—	(14,691)
Distributions to Operating Partnership units held by noncontrolling interests	(6,073)	(41,838)	—	—	—	—	—	—	(47,911)
Dividends paid on common stock at $4.86 per share	—	—	—	—	—	—	—	(1,031,044)	(1,031,044)
Balances at September 30, 2024	$191,306	$746,136	$10,628	211,981,742	$2,120	$14,823,018	$3,340	$(817,865)	$14,958,683

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2023
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2023	$222,940	$553,610	$3,079	135,058,897	$1,351	$3,383,303	$47,065	$(175,941)	$4,035,407
Issuance of common stock in connection with share based compensation	—	—	—	1,253	—	6,994	—	—	6,994
Taxes paid upon net settlement of share based compensation	—	—	—	(414)	—	(63)	—	—	(63)
Restricted stock grants cancelled	—	—	—	(3,128)	—	—	—	—	—
Redemption of Operating Partnership units for stock	—	(163)	—	2,119	—	163	—	—	—
Life Storage Merger issuance of common stock and Operating Partnership units	—	249,470	—	76,217,359	762	11,352,576	—	—	11,602,808
Noncontrolling interest in consolidated joint ventures	—	—	5,209	—	—	—	—	—	5,209
Net income (loss)	2,253	8,284	(31)	—	—	—	—	188,350	198,856
Other comprehensive loss	—	(111)	—	—	—	—	(2,153)	—	(2,264)
Distributions to Operating Partnership units held by noncontrolling interests	(2,254)	(12,706)	—	—	—	—	—	—	(14,960)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(265,286)	(265,286)
Balances at September 30, 2023	$222,939	$798,384	$8,257	211,276,086	$2,113	$14,742,973	$44,912	$(252,877)	$15,566,701

Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	144,640	2	19,431	—	—	19,433
Taxes paid upon net settlement of share based compensation	—	—	—	(8,074)	—	(7,606)	—	—	(7,606)
Restricted stock grants cancelled	—	—	—	(6,983)	—	—	—	—	—
Redemption of Operating Partnership units for stock	—	(163)	—	2,119	—	163	—	—	—
Redemption of Preferred A Units in the Operating Partnership for stock	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,064)	—	—	154,307	2	22,062	—	—	—
Life Storage Merger issuance of common stock and Operating Partnership units	—	249,470	—	76,217,359	762	11,352,576	—	—	11,602,808
Noncontrolling interest in consolidated joint ventures	—	—	7,309	—	—	—	—	—	7,309
Net income (loss)	6,761	29,353	(132)	—	—	—	—	587,064	623,046
Other comprehensive loss	—	(289)	—	—	—	—	(3,886)	—	(4,175)
Distributions to Operating Partnership units held by noncontrolling interests	(6,921)	(36,082)	—	—	—	—	—	—	(43,003)
Dividends paid on common stock at $4.86 per share	—	—	—	—	—	—	—	(704,069)	(704,069)
Balances at September 30, 2023	$222,939	$798,384	$8,257	211,276,086	$2,113	$14,742,973	$44,912	$(252,877)	$15,566,701

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2023
(unaudited, amounts in thousands, except share data)

See accompanying notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$622,431	$623,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	586,821	309,914
Amortization of deferred financing costs	13,419	9,716
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	32,563	8,228
Compensation expense related to share-based awards	14,417	19,433
Accrual of interest income added to principal of debt securities and notes receivable	(23,455)	(30,127)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(13,730)	—
Impairment of Life Storage trade name	51,763	—
Loss on real estate assets held for sale	63,620	—
Distributions from unconsolidated real estate ventures	21,839	11,484
Changes in operating assets and liabilities:
Other assets	45,737	(31,675)
Accounts payable and accrued expenses	45,145	134,310
Other liabilities	18,581	(16,370)
Net cash provided by operating activities	1,479,151	1,037,959
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(361,126)	(197,333)
Life Storage Merger, net of cash acquired	—	(1,182,411)
Development and redevelopment of real estate assets	(100,507)	(66,533)
Proceeds from sale of real estate assets and investments in real estate ventures	4,415	2,132
Investment in unconsolidated real estate entities	(7,175)	(179,258)
Return of investment in unconsolidated real estate ventures	12,999	—
Issuance and purchase of notes receivable	(739,702)	(210,712)
Principal payments received from notes receivable	153,971	73,514
Proceeds from sale of notes receivable	175,335	134,064
Purchase of equipment and fixtures	(15,713)	(9,515)
Net cash used in investing activities	(877,503)	(1,636,052)
Cash flows from financing activities:
Proceeds from unsecured term loans and senior notes and revolving lines of credit	5,542,362	5,194,665
Principal payments on unsecured term loans and senior notes and revolving lines of credit	(6,062,896)	(4,617,755)
Proceeds from issuance of public bonds, net	1,000,000	950,000
Deferred financing costs	(12,633)	(51,359)
Proceeds from share issuances	365	—
Offering costs associated with shelf registration	(522)	—
Redemption of Preferred A Units for cash	—	(5,000)
Contributions from noncontrolling interests	15	—
Dividends paid on common stock	(1,031,044)	(704,069)
Distributions to noncontrolling interests	(48,053)	(43,003)
Net cash (used in) provided by financing activities	(612,406)	723,479
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,758)	125,386
Cash, cash equivalents, and restricted cash, beginning of the period	105,083	97,735

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents, and restricted cash, end of the period	$94,325	$223,121

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$99,062	$92,868
Restricted cash included in other assets	6,021	4,867
	$105,083	$97,735
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$88,931	$216,121
Restricted cash included in other assets	5,394	7,000
	$94,325	$223,121
Supplemental schedule of cash flow information
Interest paid	$381,434	$207,569
Income taxes paid	30,635	20,222
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$58,375	$116,336
Common stock and paid-in capital	(58,375)	(11,336)
Noncontrolling interests in Operating Partnership Note Receivable Payoff	—	(100,000)
OP Unit Redemption - Cash Proceeds	—	(5,000)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$9,094	$6,835
Accounts payable and accrued expenses	(9,094)	(6,835)

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

The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2024, the Company had direct and indirect equity interests in 2,401 stores. In addition, the Company managed 1,461 stores for third parties, bringing the total number of stores which it owns and/or manages to 3,862. These stores are located in 42 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain of its third-party self-storage owners.
2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$11,716	$—
Other liabilities - Cash flow hedge swap agreements	$—	$6,093	$—

The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2024 or December 31, 2023.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to the discounted future net operating cash flows attributable to the assets (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations. As of September 30, 2024, the Company had 17 stores classified as held for sale which are included in real estate assets, net. Of the 17 stores, nine had an

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
estimated fair value, net of selling costs, of $70,952. During the nine months ended September 30, 2024, the Company recorded a loss of $63,620 as the fair value of these nine stores was less than the net carrying value.
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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, net, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, revolving lines of credit and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to operating cash reserve for the Company's captive insurance subsidiary and earnest money deposits on potential acquisitions.

The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s fixed-rate liabilities were as follows for the periods indicated:

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed rate debt	$8,761,624	$9,014,590	$7,482,054	$8,048,605

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
•Equity investment in joint venture partnerships – Equity investment in joint venture partnerships were recorded at fair value based on a direct capitalization of net operating income.
•Intangible assets - other – Customer relationships relating to tenant reinsurance contracts were recorded at fair value based on the income approach which estimates the potential revenue loss the Company avoided to replace them. These assets are amortized to expense over 36 months, which is based on the Company’s historical experience with average length of stay for tenants.
•Trade name – Trade names were recorded at fair value based on royalty payments avoided had the trade name been owned by a third party. This is determined using market royalty rates and a discounted cash flow analysis under the relief-from-royalty method. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. The trade name is an indefinite lived asset and as such is not amortized. During the three months ended September 30, 2024, the Company decided to operate

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
all stores under a single brand. As a result of that decision, the Company deemed the Life Storage trade name intangible asset to be impaired and recognized a loss for the full value of the asset.
•Unsecured senior notes – Unsecured senior notes were recorded at fair value using readily available market data. The below-market value of debt is recorded as a debt discount and reported as a reduction of the unsecured senior notes, net balance on the condensed consolidated balance sheets. The discount is amortized using the effective interest method as an increase to interest expense over the remaining terms of the unsecured senior notes.
•Other assets and liabilities – The carrying values of cash, accounts receivable, prepaids and other assets, accounts payable, accrued expenses and other liabilities represented the fair values.

Store Acquisitions

The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2024 and 2023. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

								Total
Period	Number of Stores	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q3 2024	11	$159,196	$—	$—	$—	$1,431	$—	$160,627
Q2 2024	3	27,644	—	—	—	97	$—	27,741
Q1 2024	6	35,084	—	—	—	171	$—	35,255
Total 2024	20	$221,924	$—	$—	$—	$1,699	$—	$223,623

Q3 2023	3	$18,578	$—	$—	$—	$86	$—	$18,664
Q2 2023	3	32,888	—	—	—	26	—	32,914
Q1 2023	1	13,111	—	—	—	6	—	13,117
Total 2023	7	$64,577	$—	$—	$—	$118	$—	$64,695

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	September 30, 2024	December 31, 2023
Land	$4,923,702	$4,904,705
Buildings, improvements and other intangibles	22,032,745	21,664,224
Right of use asset - finance lease	143,286	143,842
Intangible assets - tenant relationships	322,771	321,019
Intangible lease rights	27,743	27,743
	27,450,247	27,061,533
Less: accumulated depreciation and amortization	(3,168,088)	(2,624,405)
Net operating real estate assets	24,282,159	24,437,128
Real estate under development/redevelopment	103,333	118,745
Real estate assets, net	$24,385,492	$24,555,873
Real estate assets held for sale included in real estate assets, net	$131,527	$—
In September 2024, the Company amended existing triple-net lease agreements for land and buildings related to 27 stores that had initially been entered into in June and August 2019. The Company also entered into new triple-net lease agreements for land and buildings related to 12 additional stores. Both the initial 27 stores and the additional 12 stores added to the triple net lease structure are categorized as operating leases and have been presented in real estate assets - operating lease right-of-use assets and operating lease liabilities on the Company's condensed consolidated balance sheets.
As of September 30, 2024, the Company had 17 stores classified as held for sale which are included in real estate assets, net. Of the 17 stores, nine had an estimated fair value, net of selling costs, less than the carrying value of the assets. During the three and nine months ended September 30, 2024, the Company recorded estimated losses of $8,961 and $63,620, respectively, in loss on real estate assets held for sale on the Company's condensed consolidated statements of operations. Assets held for sale are included in the self-storage operations segment of the Company’s segment information.
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	September 30, 2024	December 31, 2023
Goodwill	$170,811	$170,811
Receivables, net	112,748	134,716
Prepaid expenses and deposits	97,521	85,153
Other intangible assets, net	39,498	66,332
Trade name	—	50,000
Fair value of interest rate swaps	11,716	26,183
Equipment and fixtures, net	50,065	48,697
Deferred line of credit financing costs, net	8,108	9,787
Restricted cash	5,394	6,021
	$495,861	$597,700

During the three months ended September 30, 2024, the Company decided to operate all stores under a single brand. As a result of that decision, the Company deemed the Life Storage trade name intangible asset to be impaired and recognized a loss for the full value of the asset. A loss of $51,763 for the write-off of the asset and related costs has been recorded in impairment

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
of Life Storage trade name on the Company's condensed consolidated statements of operations for the three months ended September 30, 2024. The trade name was originally recorded at fair value based on royalty payments avoided had the trade name been owned by a third party. This was determined using market royalty rates and a discounted cash flow analysis under the relief-from-royalty method. Intangible assets are included in the self-storage operations segment of the Company’s segment information.
7.    EARNINGS PER COMMON SHARE

Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using the two-class, treasury stock or if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series D Redeemable Preferred Units (“Series D Units” and, together with the Series A Units and Series B Units, the “Preferred OP Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.

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

For the purposes of computing the diluted impact of the potential exchange of the Preferred Operating Partnership units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total value of the Preferred Operating Partnership units by the average share price for the period presented. The average share price for the three months ended September 30, 2024 and 2023 was $168.78 and $134.24, respectively.

The following table presents the number of Common and Preferred Operating Partnership units as if converted into potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	8,541,775	—	7,661,885
Series B Units	198,887	250,061	218,529	228,029
Series D Units	934,585	1,409,198	1,111,927	1,287,256
	1,133,472	10,201,034	1,330,456	9,177,170

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$193,210	$188,350	$592,194	$587,064
Earnings and dividends allocated to participating securities	(392)	(304)	(1,141)	(931)
Earnings for basic computations	192,818	188,046	591,053	586,133
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	7,800	—	24,136	—
Net income for diluted computations	$200,618	$188,046	$615,189	$586,133

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,698,436	195,324,444	211,522,578	155,112,071
OP Units	8,597,656	—	8,651,915	—
Shares related to dilutive stock options	2,778	3,576	3,199	4,078
Average number of common shares outstanding - diluted	220,298,870	195,328,020	220,177,692	155,116,149
Earnings per common share
Basic	$0.91	$0.96	$2.79	$3.78
Diluted	$0.91	$0.96	$2.79	$3.78

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2024	2023
PRISA Self Storage LLC	85	4%	4%	$9,110	$9,435
HF1 Sovran HHF Storage Holdings LLC	37	20%	20%	102,901	105,339
Storage Portfolio II JV LLC	36	10%	30%	(9,219)	(8,314)
Storage Portfolio IV JV LLC	32	10%	30%	47,491	48,184
Storage Portfolio I LLC	24	34%	49%	(43,430)	(42,487)
PR II EXR JV LLC	23	25%	25%	106,456	108,160
HF2 Sovran HHF Storage Holdings II LLC	22	15%	15%	41,039	41,613
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	25,450	26,051
HF6 191 V Life Storage Holdings LLC	17	20%	20%	11,315	12,702
ESS-CA TIVS JV LP	16	55%	55%-65%	27,794	29,128
VRS Self Storage, LLC	16	45%	54%	(17,312)	(16,386)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	19,581	20,019
Other unconsolidated real estate ventures (2) (3)	119	10%-50%	10%-50%	314,864	317,104
SmartStop Self Storage REIT, Inc. Preferred Stock (4)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (5)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	460			$986,040	$1,000,548
(1)    Includes pro-rata equity ownership share and promoted interest.
(2)    In August 2024, the ESS Bristol Investments LLC unconsolidated joint venture sold five of its eight stores to another of the Company's unconsolidated joint ventures, and the Company recognized a gain of $10,324 for its pro rata share of the transaction. The Company then acquired its partner's membership interest in the remaining three stores held by ESS Bristol Investments LLC, which is now presented under real estate assets, net on the Company's condensed consolidated balance sheets.
(3)    In September 2024, the Company sold its membership interest in the Alan Jathoo JV LLC unconsolidated joint venture, which held nine stores, to its partner in such joint venture and recognized a gain of $3,406 on the transaction. This gain and the gain from the ESS Bristol Investments LLC transaction are presented in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest on the Company's condensed consolidated statements of operations for the three months ended September 30, 2024.
(4)    In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 6.25% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's condensed consolidated statements of operations.
(5)    In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities on the Company's condensed consolidated statements of operations.
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

	September 30, 2024	December 31, 2023
Debt securities - Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	1,032,244	594,727
Dividends and Interest Receivable	6,375	10,042
	$1,338,619	$904,769
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

The Company offers bridge loan financing to certain of its third-party self-storage owners. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties that the Company manages, and mezzanine loans receivable, which are secured by equity interest pledges. As of September 30, 2024, 71% of the notes held are mortgage receivables. The Company intends to sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the nine months ended September 30, 2024, the Company sold a total principal amount of $175,335 of its mortgage bridge loans receivable to third parties for a total of $175,335 in cash, closed on $636,215 in initial loan draws and recorded $39,709 of draws for interest payments.

The bridge loans typically have a loan to value ratio between 70% and 80%. During the three months ended September 30, 2024, one of the notes receivable entered nonaccrual status. None of the other notes receivable are in past-due or nonaccrual status. The allowance for potential credit losses is immaterial.
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	September 30, 2024	December 31, 2023
Secured notes payable (1)	$1,018,209	$1,279,105
Unsecured term loans	2,200,000	2,660,000
Unsecured senior notes	7,725,000	6,725,000
Total	10,943,209	10,664,105
Less: Discount on unsecured senior notes (2)	(241,786)	(274,350)
Less: Unamortized debt issuance costs	(57,593)	(55,007)
Total	$10,643,830	$10,334,748

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at September 30, 2024:

Year	Amount
2024	$—
2025	782,722
2026	1,409,525
2027	1,312,689
2028	1,328,100
2029	1,516,807
2030	1,343,366
2031	1,650,000
2032	600,000
Thereafter	1,000,000
$10,943,209

All of the Company’s lines of credit are guaranteed by the Company. The following table presents information on the Company’s lines of credit, the proceeds of which are used to repay debt and for general corporate purposes, for the periods indicated:

	As of September 30, 2024
Revolving Lines of Credit	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Credit Line 1 (2)	$55,000	$140,000	6.31%	7/1/2026	SOFR plus 1.35%
Credit Line 2 (3)(4)	829,000	2,000,000	5.84%	6/22/2027	SOFR plus 0.875%
	$884,000	$2,140,000
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
(4) Basis Rate as of September 30, 2024. Rate is subject to change based on the Company's investment grade rating.

On June 22, 2023, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions.

As of September 30, 2024, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term or Daily Simple SOFR plus the applicable margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 2.2% per annum and the applicable base rate margin ranging from 0.00% to 1.20% per annum.

The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of September 30, 2024, the Company was in compliance with all of its financial covenants.

As of September 30, 2024, the Company’s percentage of fixed-rate debt to total debt was 78.3%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.0% and 6.0%, respectively. The combined weighted average interest rate was 4.5%.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $7,681 will be reclassified as an increase to interest income.

The Company held 14 active derivative financial instruments, which had a total current notional amount of $1,382,568 as of September 30, 2024 and two forward-starting derivative financial instruments with effective dates of October 31, 2024 and July 14, 2025.

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	September 30, 2024	December 31, 2023
Other assets	$11,716	$26,183
Other liabilities	$6,093	$5,030

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended September 30,
Type	2024	2023		2024	2023
Swap Agreements	$(17,931)	$9,146	Interest expense	$6,965	$11,415

	Gain (loss) recognized in OCI for the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Nine Months Ended September 30,
Type	2024	2023		2024	2023
Swap Agreements	$7,363	$27,212	Interest expense	$22,042	$31,398

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

As of September 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $5,423. As of September 30, 2024, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2024, it could have been required to cash settle its obligations under these agreements at their termination value of $5,423.
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

On November 13, 2023, the Company's board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2023 and the nine months ended September 30, 2024, no shares were repurchased. As of September 30, 2024, the Company had remaining authorization to repurchase shares with an aggregate value up to $500,000.

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
At September 30, 2024 and December 31, 2023, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated are as follows:

	September 30, 2024	December 31, 2023
Series B Units	$33,567	$33,567
Series D Units	157,739	188,793
	$191,306	$222,360

Series A Participating Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of September 30, 2024 and December 31, 2023, there were no outstanding Series A Units.

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

Series C Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of September 30, 2024 and December 31, 2023, there were no outstanding Series C Units.

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
During the nine months ended September 30, 2024, 1,242,168 Series D Units were redeemed for 213,661 shares of common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS

Noncontrolling Interest in Operating Partnership

The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of September 30, 2024. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of September 30, 2024 and December 31, 2023, the noncontrolling interests in the Operating Partnership are shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2014, bears interest at 5.0% per annum and matures on December 15, 2024.

The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2024, the ten-day average closing price of the Company's common stock was $180.16 and there were 8,577,570 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2024 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,545,335 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2024	2023
OP Units redeemed for common stock	308,024	—
OP Units issued in conjunction with business combination and acquisitions	—	1,674,748
Value of OP Units issued in conjunction with business combination and acquisitions	$—	$249,470

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

Other Noncontrolling Interests

Other noncontrolling interests represent the ownership interest of partners in nine consolidated joint ventures as of September 30, 2024. There are a total of 13 stores in consolidated joint ventures, seven of which are operating and the other six of which are under development. The voting interests of the partners are 17.0% or less.

Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at September 30, 2024 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.

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

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Self-Storage Operations	$710,874	$650,887	$2,096,018	$1,525,596
Tenant Reinsurance	84,048	69,128	249,100	165,265
Total segment revenues	$794,922	$720,015	$2,345,118	$1,690,861

Operating expenses:
Self-Storage Operations	$209,035	$185,194	$610,455	$416,997
Tenant Reinsurance	17,510	19,130	55,646	37,701
Total segment operating expenses	$226,545	$204,324	$666,101	$454,698

Net operating income:
Self-Storage Operations	$501,839	$465,693	$1,485,563	$1,108,599
Tenant Reinsurance	66,538	49,998	193,454	127,564
Total segment net operating income:	$568,377	$515,691	$1,679,017	$1,236,163

Other components of net income:
Management fees and other income	$29,882	$28,019	$89,888	$71,609
Life Storage Merger transition costs	—	(54,174)	—	(54,174)
General and administrative expense	(39,750)	(37,406)	(123,373)	(107,011)
Depreciation and amortization expense	(195,046)	(152,338)	(586,821)	(309,914)
Loss on real estate assets held for sale	(8,961)	—	(63,620)	—
Interest expense	(142,855)	(122,899)	(412,875)	(289,370)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(11,005)	(8,228)	(32,563)	(8,228)
Interest income	34,947	22,092	89,746	62,607
Equity in earnings and dividend income from unconsolidated real estate entities	16,246	15,043	48,508	38,602
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	13,730	—	13,730	—
Impairment of trade name	(51,763)	—	(51,763)	—
Income tax expense	(10,857)	(6,944)	(27,443)	(17,238)
Net income	$202,945	$198,856	$622,431	$623,046

16.    COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company was under agreement to acquire seven stores at a total purchase price of $74,300. Acquisitions of all seven stores are scheduled to close in 2024.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of September 30, 2024, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.

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

PROPERTIES

As of September 30, 2024, we owned or had ownership interests in 2,401 operating stores. Of these stores, 1,934 are wholly-owned, seven are in consolidated joint ventures, and 460 are in unconsolidated joint ventures. In addition, we managed an additional 1,461 stores for third parties bringing the total number of stores which we own and/or manage to 3,862. These stores are located in 42 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

As of September 30, 2024, approximately 2,245,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For stores that were stabilized as of September 30, 2024, the average length of stay for tenants who have vacated was approximately 17.2 months.

The average annual rent per square foot for our existing customers at stabilized stores, net of discounts and bad debt, was $20.55 for the three months ended September 30, 2024, compared to $20.73 for the three months ended September 30, 2023. Average annual rent per square foot for new leases was $13.49 for the three months ended September 30, 2024, compared to $15.63 for the three months ended September 30, 2023. The average discounts, as a percentage of rental revenues, at all stabilized properties during these periods were 2.2% and 2.7%, respectively.

Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings.

The following table presents additional information regarding net rentable square feet and the number of stores by state.

	September 30, 2024
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count(1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	38	2,990,107	2	150,969	15	994,955	55	4,136,031
Arizona	48	3,621,884	25	2,027,293	45	3,748,880	118	9,398,057
California	220	18,041,792	50	3,714,549	132	12,329,788	402	34,086,129
Colorado	27	1,890,586	13	937,965	33	2,440,880	73	5,269,431
Connecticut	23	1,756,536	8	713,087	15	983,937	46	3,453,560
Delaware	—	—	2	143,640	4	307,386	6	451,026
Florida	255	19,260,720	53	4,433,781	187	14,635,628	495	38,330,129
Georgia	119	9,141,475	23	1,929,439	60	4,657,162	202	15,728,076
Hawaii	14	941,374	—	—	4	257,950	18	1,199,324
Idaho	2	131,834	—	—	3	290,557	5	422,391
Illinois	107	7,670,099	12	938,482	52	4,024,365	171	12,632,946
Indiana	92	4,045,657	1	57,760	26	1,974,449	119	6,077,866
Iowa	—	—	—	—	1	86,929	1	86,929
Kansas	1	50,314	2	108,696	4	314,229	7	473,239
Kentucky	15	1,093,568	1	51,641	15	1,190,698	31	2,335,907
Louisiana	10	771,178	—	—	17	1,218,171	27	1,989,349
Maine	5	354,562	—	—	11	720,321	16	1,074,883
Maryland	44	3,508,613	11	898,914	52	3,797,553	107	8,205,080
Massachusetts	65	4,142,158	16	984,402	39	2,496,049	120	7,622,609
Michigan	11	847,643	4	308,502	11	880,868	26	2,037,013
Minnesota	8	709,260	8	646,373	16	1,192,663	32	2,548,296
Mississippi	7	561,604			6	534,353	13	1,095,957
Missouri	29	2,349,756	7	507,229	21	1,687,708	57	4,544,693
Nebraska	—	—	—	—	4	372,170	4	372,170
Nevada	32	2,842,903	9	837,295	13	1,277,329	54	4,957,527
New Hampshire	17	1,275,721	2	84,485	13	647,270	32	2,007,476
New Jersey	89	7,088,242	33	2,620,914	67	5,184,084	189	14,893,240
New Mexico	12	760,505	10	681,210	15	1,083,843	37	2,525,558
New York	79	5,695,292	28	2,316,447	88	6,293,317	195	14,305,056
North Carolina	54	3,910,838	6	476,949	40	3,249,760	100	7,637,547
Ohio	50	3,429,690	5	327,017	21	1,599,744	76	5,356,451
Oklahoma	4	269,183	—	—	27	1,776,920	31	2,046,103
Oregon	8	549,817	2	166,658	6	431,397	16	1,147,872
Pennsylvania	31	2,396,689	12	940,193	55	4,065,795	98	7,402,677
Rhode Island	6	350,367	1	95,724	7	535,648	14	981,739
South Carolina	46	3,377,983	5	309,213	37	3,117,614	88	6,804,810
Tennessee	30	2,451,594	16	1,092,041	28	1,922,770	74	5,466,405
Texas	244	20,056,222	71	5,495,534	155	12,860,658	470	38,412,414
Utah	10	733,318	—	—	40	3,266,277	50	3,999,595
Virginia	73	5,943,181	10	758,721	36	2,518,227	119	9,220,129
Washington	14	1,092,803	2	199,385	17	1,376,795	33	2,668,983
Washington, DC	1	100,203	1	104,206	6	534,269	8	738,678
Wisconsin	1	87,038	9	881,910	17	1,538,992	27	2,507,940
Totals	1,941	146,292,309	460	35,940,624	1,461	114,418,358	3,862	296,651,291

(1)    Includes seven consolidated joint ventures and excludes approximately 18,200 units related to Bargold.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three and nine months ended September 30, 2024 and 2023

Overview
Results for the three and nine months ended September 30, 2024 included the operations of 2,401 stores (1,934 wholly-owned, seven in consolidated joint ventures, and 460 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2023, which included the operations of 2,369 stores (1,896 wholly-owned, two in a consolidated joint venture, and 471 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues:
Property rental	$710,874	$650,887	$59,987	9.2%	$2,096,018	$1,525,596	$570,422	37.4%
Tenant reinsurance	84,048	69,128	14,920	21.6%	249,100	165,265	83,835	50.7%
Management fees and other income	29,882	28,019	1,863	6.6%	89,888	71,609	18,279	25.5%
Total revenues	$824,804	$748,034	$76,770	10.3%	$2,435,006	$1,762,470	$672,536	38.2%

Property Rental—The increase in property rental revenues for the nine months ended September 30, 2024 was primarily the result of an increase of $561,324 associated with the merger of Life Storage (the “Life Storage Merger”), other acquisitions completed in 2023, and acquisitions completed in the first nine months of 2024. We acquired 771 wholly-owned stores in 2023 and an additional 20 wholly-owned stores during the nine months ended September 30, 2024. The Life Storage Merger occurred on July 20, 2023; therefore the three months ended September 30, 2024 include the additional store count for the full quarter compared to the three months ended September 30, 2023 only including the significantly increased store count from the Merger date forward.

Tenant Reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. The three and nine months ended September 30, 2024 include the larger store count from the Life Storage Merger for the entire respective periods, while the results for the three and nine months ended September 30, 2023 only include the Life Storage stores from July 20, 2023 forward. We operated 3,862 stores at September 30, 2024 compared to 3,651 stores at September 30, 2023.

Management Fees and Other Income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the nine months ended September 30, 2024 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of September 30, 2024, we managed 1,921 stores for unconsolidated joint ventures and third parties, compared to 1,755 stores as of September 30, 2023.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Expenses:
Property operations	$209,035	$185,194	$23,841	12.9%	$610,455	$416,997	$193,458	46.4%
Tenant reinsurance	17,510	19,130	(1,620)	(8.5)%	55,646	37,701	17,945	47.6%
Life Storage Merger transition costs	—	54,174	(54,174)	(100.0)%	—	54,174	(54,174)	(100.0)%
General and administrative	39,750	37,406	2,344	6.3%	123,373	107,011	16,362	15.3%
Depreciation and amortization	195,046	152,338	42,708	28.0%	586,821	309,914	276,907	89.3%
Total expenses	$461,341	$448,242	$13,099	2.9%	$1,376,295	$925,797	$450,498	48.7%

Property Operations—The increase in property operations expense during the three and nine months ended September 30, 2024 consists primarily of an increase of $174,964 related to the Life Storage Merger and acquisitions completed in the first nine months of 2024. The Life Storage Merger occurred on July 20, 2023; therefore the three and nine months ended September 30, 2024 include the additional store count for the full quarter, as compared to the three and nine months ended September 30, 2023 only including the significantly increased store count from acquisition date forward. We acquired 771 wholly-owned stores in 2023 and an additional 20 wholly-owned stores during the nine months ended September 30, 2024. Additionally, for the three and nine months ended September 30, 2024 there was an increase of $16,139 at our stabilized stores primarily due to property and casualty insurance, payroll, marketing, and property tax, partially offset by utilities.

Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase is largely due to the number of stores operated during each period. The three and nine months ended September 30, 2024 include the larger store count from the Life Storage Merger for the entire respective periods, while the results for the three and nine months ended September 30, 2023 only include those stores from July 20, 2023 forward. We operated 3,862 stores at September 30, 2024 compared to 3,651 stores at September 30, 2023.

Life Storage Merger Transitions Costs— Represents the costs that were incurred as part of the Life Storage Merger in July 2023 that did not meet the definition of transaction costs and primarily consist of severance paid as part of employment agreements with certain employees and officers of Life Storage.

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

Depreciation and Amortization—Depreciation and amortization expense increased as a result of the acquisition of new stores. We acquired 771 wholly-owned stores in 2023 (757 wholly-owned stores in the Life Storage Merger on July 20, 2023) and an additional 20 wholly-owned stores during the nine months ended September 30, 2024. As a result, depreciation expense was higher for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. Additionally, the increase relates to the amortization of intangibles recorded as part of the Life Storage Merger.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loss on real estate assets held for sale	$(8,961)	$—	$(8,961)	100.0%	$(63,620)	$—	$(63,620)	100.0%
Interest expense	(142,855)	(122,899)	(19,956)	16.2%	(412,875)	(289,370)	(123,505)	42.7%
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(11,005)	(8,228)	(2,777)	33.8%	(32,563)	(8,228)	(24,335)	295.8%
Interest income	34,947	22,092	12,855	58.2%	89,746	62,607	27,139	43.3%
Equity in earnings and dividend income from unconsolidated real estate entities	16,246	15,043	1,203	8.0%	48,508	38,602	9,906	25.7%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	13,730	—	13,730	100.0%	13,730	—	13,730	100.0%
Impairment of Life Storage trade name	(51,763)	—	(51,763)	100.0%	(51,763)	—	(51,763)	100.0%
Income tax expense	(10,857)	(6,944)	(3,913)	56.4%	(27,443)	(17,238)	(10,205)	59.2%
Total other revenues & expenses, net	$(160,518)	$(100,936)	$(59,582)	59.0%	$(436,280)	$(213,627)	$(222,653)	104.2%

Loss on real estate assets held for sale—As of September 30, 2024, we had 17 stores classified as held for sale. Of the 17 stores, nine had an estimated fair value, net of selling costs, less than the carrying value of the assets. During the three and nine months ended September 30, 2024, we recorded estimated losses of $8,961 and $63,620, respectively.

Interest Expense—The increase in interest expense during the three and nine months ended September 30, 2024 was primarily the result of higher outstanding debt and a higher weighted average interest rate compared to the same period in the prior year. As of September 30, 2024, we had approximately $11.8 billion in total face value of debt, compared to approximately $11.3 billion as of September 30, 2023. The total face value of debt as of September 30, 2023 reflected an additional $3.7 billion of debt issued in connection with closing the Life Storage Merger on July 20, 2023.

Non-cash Interest Expense Related to Amortization of Discount on Life Storage Unsecured Senior Notes—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger.

Interest Income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three and nine months ended September 30, 2024 was primarily the result of an increase in the amount of bridge loans outstanding combined with an increase in interest rates. The balance of bridge loans was $1,032,244 as of September 30, 2024, compared to $533,000 as of September 30, 2023.

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

Equity in Earnings of Unconsolidated Real Estate Ventures - Gain on Sale of Real Estate Assets—In August 2024, the ESS Bristol Investments LLC joint venture sold five of its eight stores to another of our unconsolidated joint ventures, and we recognized a gain of $10,324 for our pro rata share of the transaction. In September 2024, we sold our membership interest in the Alan Jathoo JV LLC unconsolidated joint venture, which held nine stores, to our partner and recognized a gain of $3,406 on the transaction.

Impairment of Life Storage Trade Name—During the three months ended September 30, 2024, we decided to operate all stores under a single brand. As a result of that decision, we deemed the Life Storage trade name intangible asset to be impaired and recognized a loss for the full value of the asset.

Income Tax Expense—The increase in income tax expense for the three and nine months ended September 30, 2024 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$193,210	$188,350	$592,194	$587,064

Adjustments:
Real estate depreciation	154,573	121,635	462,162	265,268
Amortization of intangibles	28,160	21,270	85,581	29,049
Loss on real estate assets held for sale	8,961	—	63,620	—
Unconsolidated joint venture real estate depreciation and amortization	7,922	6,698	23,771	16,359
Unconsolidated joint venture gain on sale of real estate assets	(13,730)	—	(13,730)	—
Distributions paid on Series A Preferred Operating Partnership units	—	—	—	(159)
Income allocated to Operating Partnership noncontrolling interests	9,735	10,506	30,237	35,982
Funds from operations attributable to common stockholders and unit holders	$388,831	$348,459	$1,243,835	$933,563

SAME-STORE RESULTS

Our same-store pool for the periods presented consists of 1,075 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to: occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2024	2023	Change	2024	2023	Change
Same-store rental revenues
Net rental income	$407,130	$407,565	(0.1)%	$1,207,032	$1,200,995	0.5%
Other operating income	16,907	17,697	(4.5)%	48,860	49,360	(1.0)%
Total same-store rental revenues	424,037	425,262	(0.3)%	1,255,892	1,250,355	0.4%

Same-store operating expenses
Payroll and benefits	23,408	23,245	0.7%	71,743	68,118	5.3%
Marketing	7,928	7,822	1.4%	25,895	22,601	14.6%
Office expense	12,878	13,103	(1.7)%	39,172	39,025	0.4%
Property operating expense	9,916	9,966	(0.5)%	28,446	29,833	(4.6)%
Repairs and maintenance	6,966	6,431	8.3%	21,326	19,894	7.2%
Property taxes	44,020	41,750	5.4%	121,562	116,342	4.5%
Insurance	4,663	5,375	(13.2)%	14,950	13,587	10.0%
Total same-store operating expenses	109,779	107,692	1.9%	323,094	309,400	4.4%

Same-store net operating income	$314,258	$317,570	(1.0)%	$932,798	$940,955	(0.9)%

Same-store square foot occupancy as of year end	94.3%	93.7%		94.3%	93.7%

Average same-store square foot occupancy	94.4%	93.9%		93.9%	93.4%

Properties included in same-store	1,075	1,075		1,075	1,075

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$202,945	$198,856	$622,431	$623,046
Adjusted to exclude:
Loss on real estate assets held for sale	8,961	—	63,620	—
Equity in earnings and dividend income from unconsolidated real estate entities	(16,246)	(15,043)	(48,508)	(38,602)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(13,730)	—	(13,730)	—
Interest expense	142,855	122,899	412,875	289,370
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	11,005	8,228	32,563	8,228
Depreciation and amortization	195,046	152,338	586,821	309,914
Income tax expense	10,857	6,944	27,443	17,238
Life Storage Merger transition costs	—	54,174	—	54,174
General and administrative	39,750	37,406	123,373	107,011
Impairment of Life Storage trade name	51,763	—	51,763	—
Management fees, other income and interest income	(64,829)	(50,111)	(179,634)	(134,216)
Net tenant insurance	(66,538)	(49,998)	(193,454)	(127,564)
Non same-store rental revenue	(286,837)	(225,625)	(840,126)	(275,241)
Non same-store operating expense	99,256	77,502	287,361	107,597
Total same-store net operating income	$314,258	$317,570	$932,798	$940,955

Same-store rental revenues	$424,037	$425,262	$1,255,892	$1,250,355
Same-store operating expenses	109,779	107,692	323,094	309,400
Same-store net operating income	$314,258	$317,570	$932,798	$940,955

CASH FLOWS

Cash flows from operating activities for the nine months ended September 30, 2024 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities notes receivable from bridge loans, and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,479,151	$1,037,959
Net cash used in investing activities	(877,503)	(1,636,052)
Net cash (used in) provided by financing activities	(612,406)	723,479

Significant components of net cash flow included:
Net income	$622,431	$623,046
Depreciation and amortization	586,821	309,914
Loss on real estate assets held for sale	63,620	—
Impairment of Life Storage trade name	51,763	—
Accounts payable, accrued expenses and other liabilities	63,726	117,940
Acquisition and development of real estate assets	(461,633)	(263,866)
Life Storage Merger, net of cash acquired	—	(1,182,411)
Investment in unconsolidated real estate entities	(7,175)	(179,258)
Issuance and purchase of notes receivable, net of principal payments	(585,731)	(137,198)
Proceeds from sale of notes receivable	175,335	134,064
Proceeds from unsecured term loans and senior notes and revolving lines of credit	5,542,362	5,194,665
Principal payments on unsecured term loans and senior notes and revolving lines of credit	(6,062,896)	(4,617,755)
Proceeds from issuance of public bonds, net	1,000,000	950,000
Dividends paid on common stock	(1,031,044)	(704,069)

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2024, we had $88,931 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2024 and 2023, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

As of September 30, 2024, we had $11,827,208 face value of debt, resulting in a debt to total enterprise value ratio of 22.8%. As of September 30, 2024, the ratio of total fixed-rate debt and other instruments to total debt was 78.3% ($9,256,376 total fixed-rate debt including $1,382,568 on which we have interest rate swaps that have been included as fixed-rate debt). The weighted average interest rate of the total of fixed- and variable-rate debt at September 30, 2024 was 4.5%. Certain real estate assets are pledged as collateral for our debt. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2024.

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

We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of September 30, 2024, we had a total of 1,705 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $29,442,214 and our total asset value was calculated as $34,958,852 according to the calculations as defined by our public bonds.

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

On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800 million. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of September 30, 2024, no shares have been sold under the Equity Distribution Agreement, which we refer to as our "at the market" equity program.

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
As of September 30, 2024, we had approximately $11.8 billion in total face value of debt, of which approximately $2.6 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $25.7 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1	Equity Distribution Agreement, dated April 15, 2024, by and among Extra Space Storage Inc., Extra Space Storage LP, BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC	S-3ASR	April 15, 2024	1.2
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2

4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.10	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.11	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.12	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.13	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.14	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.15	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2
4.16	Thirteenth Supplemental Indenture, dated as of August 12, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 12, 2024	4.2

4.17	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1
4.18	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
22.1	Issuer and Guarantors of Guaranteed Securities				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statement of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: November 4, 2024	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2024	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)