Form 10-K
period 2024-12-31
Extra Space Storage Inc.
filed 2025-02-28
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $32,584,898,000 based upon the closing price on the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 21, 2025 was 211,998,129.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2024

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
All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Part I. Item 1A. Risk Factors” below. Such factors include, but are not limited to, the following:

•adverse changes in general economic conditions, the real estate industry and the markets in which we operate;
•potential liability for uninsured losses and environmental contamination;
•our ability to recover losses under our insurance policies;
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
•changes in global financial markets and increases in interest rates;
•the effect of recent or future changes to U.S. tax laws; and
•the failure to maintain our REIT status for U.S. federal income tax purposes.

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
Substantially all of our business is conducted through Extra Space Storage LP (the “Operating Partnership”). Our primary assets are general partner and limited partner interests in the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To the extent we continue to qualify as a REIT, we will not be subject to U.S. federal tax, with certain exceptions, on our REIT taxable income that is distributed to our stockholders.
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
As of December 31, 2024, we owned and/or operated 4,011 stores in 42 states, and Washington, D.C., comprising approximately 308.4 million square feet of net rentable space in approximately 2.8 million units.
Other Operations
Our tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in our stores. Our customers have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities, as well as those we manage for third parties. A wholly-owned, consolidated subsidiary fully reinsures such policies and thereby assumes all risk of losses under these policies and receives reinsurance premiums, substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company.
As of December 31, 2024, we managed 1,575 stores for third party owners. Our management business enables us to generate increased revenues through management fees as well as expand our geographic footprint, data sophistication and scale with little capital investment. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, our management business is a potential future acquisition pipeline.
We have a bridge lending program, under which we provide financing to third party self storage owners for operating properties that we manage. This program helps us increase our management business, create additional potential future acquisition opportunities, and strengthen our relationships with partners, all while generating interest and fee income. We generally originate mortgage loans and mezzanine loans with the option to sell a portion of the mortgage loans to third parties, while retaining our interests in the mezzanine loans. As of December 31, 2024, the total balance of bridge loans receivable was $1.2 billion.

We have made investments in preferred stock of other self-storage companies. These investments benefit us by providing dividend income, creating additional potential future acquisition opportunities through relationships with the companies in which we invest, or increasing our management business.
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
Maximize the performance of our stores through strategic, efficient and proactive management
We pursue revenue-generating and expense-minimizing opportunities in our operations. We seek to maximize revenue by responding to changing market conditions through our advanced technology systems' ability to provide real-time, interactive rental rate and discount management. We have implemented one of the most dynamic online marketing programs in the industry, which we believe will attract more customers to our stores at a lower net cost compared with our competitors.
We continually analyze our portfolio to look for long-term value-enhancing opportunities. We proactively redevelop properties to add units or modify existing unit mix to better meet the demand in a given market and to maximize revenue. We also redevelop properties to extend their useful life, increase visual appeal, enhance security and improve brand consistency across the portfolio.
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
In addition to the pursuit of operating stores, from time to time we develop stores from the ground up, frequently in a joint venture with a developer, and provide the construction capital. We also purchase stores at the completion of construction from third party developers, who build to our specifications. These stores purchased at completion of construction (a “Certificate of Occupancy store”) create additional long-term value for our stockholders. We are typically able to acquire these assets at a lower price than a stabilized store, and we expect greater long term returns on these stores on average. However, in the short term, these acquisitions cause dilution to our earnings during the two-to-four year period required to lease up the Certificate of Occupancy stores. We expect that this trend will continue as we continue to acquire Certificate of Occupancy stores.
Financing of Our Long-Term Growth Strategies
As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders. Consequently, we require access to additional sources of capital to fund our growth. We expect to maintain a flexible approach to financing growth. We plan to finance future acquisitions, store development and re-development, capital expenditures and our bridge loan program through a diverse capital optimization strategy which includes, but is not limited to, the following: cash generated from operations, borrowings under our revolving lines of credit (the “Credit Lines”), commercial paper, secured and unsecured financing, equity offerings, joint ventures and the sale of stores.
Credit Lines - We have two credit lines which we primarily use as short-term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2024, our Credit Lines had available capacity of $2.1 billion, of which $1.3 billion was undrawn.

Commercial Paper - We have a commercial paper program which we use as short-term financing until we obtain longer-term financing through either debt or equity. As of December 31, 2024, our commercial paper program had available capacity of $1.0 billion, of which $500 million was undrawn.
Secured and Unsecured Debt - We primarily use public bonds, unsecured private placement bonds and unsecured bank term loans to finance store acquisitions and development efforts. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2024, we had $1.0 billion of secured notes payable and $10.2 billion of unsecured notes payable outstanding.
Equity - We have an active “at the market” (“ATM”) program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2024, we did not issue or sell any shares of common stock.
We view equity interests in our Operating Partnership as another source of capital that can provide an attractive tax planning opportunity to sellers of real estate. We issue common and preferred Operating Partnership units to sellers in certain acquisitions. Common Operating Partnership units receive distributions equal to the dividends on common stock, while Preferred Operating Partnership units receive distributions at various negotiated rates. We may issue additional units in the future when circumstances are favorable. During the year ended December 31, 2024, we issued 623,621 Operating Partnership units.
Joint Ventures - As of December 31, 2024, we owned 460 of our stores through unconsolidated joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but we do not control the joint ventures.
Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial or investment conditions. For the year ended December 31, 2024, we sold six stores for $102.5 million. For the year ended December 31, 2023, we did not sell any stores.
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
Self-storage provides a convenient way for individuals and businesses to store their possessions due to life changes, or simply because of a need for storage space. The mix of residential tenants using a store is determined by a store’s local demographics and often includes people who are experiencing life changes such as downsizing their living space or others who are not yet settled into a permanent residence. Items that tenants place in self-storage may include furniture, household items and appliances. Commercial tenants tend to include small business owners who require easy and frequent access to their goods, records, inventory or storage for seasonal goods.
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
The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are typically realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March. The self-storage industry is a mature industry with average occupancies that are typically at or above 90%. Our average occupancy for our same-store pool for 2024 was 93.9%.

The self-storage industry is characterized by fragmented ownership, where the largest companies in the industry own a fraction of the operating stores. The remainder of the industry is characterized by numerous small, local operators. The scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow through acquisitions and/or third-party management platforms.
We believe that we are well positioned to compete for acquisitions. We have encountered competition when we have sought to acquire existing operating stores, especially for brokered portfolios. Competitive bidding practices have been commonplace between both public and private entities, and this will likely continue.
Regulation
Generally, stores are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and the Americans with Disabilities Act of 1990. Changes in any of these laws or regulations, as well as changes in laws, such as the Comprehensive Environmental Response and Compensation Liability Act, which increases the potential liability for environmental conditions or circumstances existing or created by tenants or others on stores, or laws affecting development, construction, operation, limitations on rent increases due to state of emergency or similar orders, upkeep, safety and taxation may result in significant unanticipated expenditures, loss of stores or other impairments to operations, which would adversely affect our financial position, results of operations or cash flows. In addition, noncompliance with any of these laws, ordinances or regulations could result in the imposition of fines or an award of damages to private litigants and also could require substantial capital expenditures to ensure compliance.
Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act and are subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto. Store management activities may be subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state. Our collection and processing of personal information may be subject to various data privacy and security laws, which govern the collection, use, and disclosure of personal information and are constantly evolving, may conflict with each other to complicate compliance efforts and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, results of operations or cash flows.
Human Capital
At Extra Space, our culture is driven by our belief that our people are a key driver in our success. We believe that if we focus on attracting, developing, and retaining diverse top talent at all levels of the organization, our employees will take care of our customers and drive growth for our shareholders.
As of December 31, 2024, we had 8,012 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement. In 2024, we invited our employees to participate in an employee satisfaction survey and achieved an overall satisfaction score of 75% with 94% of our employees participating in our survey.
Compensation, Health and Well Being
We offer competitive health benefits and encourage our employees to participate in employee health and wellness programs. We offer our employees a health concierge service that helps them navigate their healthcare, from finding providers, comparing costs and resolving complex claims issues. We also offer other health-oriented benefits such as a fitness program that allows for reimbursements to employees for expenses incurred relating to fit-friendly activities, sports or exercise equipment. We also provide employees access to a network of childcare and elder care providers.
Training and Development
In order to attract and retain diverse top talent, we believe strongly that development is a continuous journey throughout the employee's career. We provide formal development programs which are available to employees who are ready for an intense structured experience. In 2024, we invested in training and development for our employees, which included leadership training, communication training, individual development plans, site manager training and mentorship programs. Our field employees received an average of 17 hours of training and each new hire received an average of 82 hours of training in 2024.

Inclusion and Values
•We are committed to fostering an inclusive culture and living our core values of integrity, teamwork, excellence, passion and innovation. In 2024, we continued to expand participation in our employee resource groups, which provide employees with opportunities to build connections, celebrate culture, access mentoring, and engage in educational initiatives that strengthen our workplace community.
•Inclusion is central to our values and culture at Extra Space. We believe that excellence and innovation stem from diverse perspectives, integrity is upheld through equitable practices, and optimal teamwork thrives in an inclusive environment. We strive to ensure every employee feels engaged and empowered to bring their whole selves to work, fueling their passion and commitment to our shared goals.
We believe that our emphasis on training and development, employee safety, employee health and well-being, and a commitment to our values leads to an increase in employee engagement and positions us to attract and retain top diverse talent.
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
Uninsured losses, losses in excess of our insurance coverage, or increasing insurance deductibles could adversely affect our financial condition and our cash flow.
We maintain comprehensive property and casualty insurance policies, including liability, fire, flood, earthquake, wind (as we deem necessary or as required by our lenders), umbrella coverage and rental loss insurance with respect to our stores. Certain types of losses, however, may be either uninsurable, not economically insurable, or coverage may be excluded on certain policies, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war, terrorism, or social engineering. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a store. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. Also, insurance deductibles may continue increasing. As a result, our operating results may be adversely affected.
Legal disputes, settlement and defense costs could have an adverse effect on our operating results.
From time to time we have to make monetary settlements or defend actions or arbitration (including class actions) to resolve tenant, employment-related or other claims and disputes. Settling any such liabilities could negatively impact our operating results and cash available for distribution to stockholders and could also adversely affect our ability to sell, lease, operate or encumber affected properties.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store confidential information, and to manage or support a variety of business processes, including financial transactions and records, intellectual property, proprietary business information, and personal information of our employees, contractors and customers, such as tenant and lease data (collectively, “Confidential Information”). We also rely on third-party vendors for information technology and services, including commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of Confidential Information. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), misconfigurations, bugs or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. Although we have taken steps to protect the security of our information technology systems and Confidential Information, it is possible that our cybersecurity risk management program and processes, including our policies, safety and security measures, will not be fully implemented, complied with or able to prevent such systems’ improper functioning or damage, or the improper accessing or disclosure of Confidential Information, from such security breaches, disruptions, and shutdowns. The costs associated with the investigation, remediation and potential notification of such breaches to counter-parties and data subjects could be material.
From time to time, we, and certain of our service providers, are subject to cyberattacks and security incidents. While to date, we do not believe that we have experienced any significant system failure, accident or security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any failure to maintain the proper functioning, confidentiality, security and availability of our or our third-party service providers' information technology systems or our Confidential Information could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability and claims or regulatory investigations and enforcement actions, which could result in, among other things, fines and penalties, and have a material adverse effect on our business, financial condition and results of operations. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
Actual or perceived failures to comply with laws and regulations relating to data privacy and protection could adversely affect our business, results of operations, and our financial condition.
In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use, storage and security of personal information, and we are or may become subject to such obligations with respect to information collected from or about our employees, contractors or customers. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, requires certain businesses that process personal information of California residents to, among other things, provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.
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
State and federal regulations relating to natural disasters, public health emergencies or consumer protection could adversely affect our results of operations.
The impact of natural disasters, public health emergencies and any government responses to such emergencies, or regulations passed in an attempt to protect consumers could lower demand for storage facilities, lead to lower rental rates, inability to raise rents, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. Although the self-storage industry has historically been resilient to ordinary market downturns, the impact of natural disasters, public health emergencies and related regulations including those that limit our ability to raise rents could materially and adversely affect our results of operations and will largely depend on future developments, which are highly uncertain and cannot be predicted.
Climate change may adversely affect our results of operations.
Climate change may cause extreme weather, changes in precipitation and temperature, increases in wild fire risk and rising sea levels in the areas in which we operate which may cause physical damage to our stores or a decrease in demand for rental space in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected and may negatively impact the types and pricing of insurance we are able to procure. In addition, changes in federal, state and local legislation and regulation on climate change could result in increased operating costs (for example, increased utility costs) and/or increased capital expenditures to improve the energy efficiency of our existing stores and could also require us to spend more on our new stores without a corresponding increase in revenue. Further, the impact of climate change may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.
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
As of December 31, 2024, we held interests in 469 operating stores through joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into additional joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
We may record losses as a result of the bankruptcy, insolvency, or other credit failure of the borrowers under our bridge lending program or other companies in which we have invested. In that case, our revenues and results of operations may be materially and adversely impacted.
As of December 31, 2024, the total outstanding balance under investments in debt securities and notes receivable was $1.6 billion, including $1.2 billion outstanding under our bridge loan program. Further, as of December 31, 2024, the total outstanding balance of our investments in unconsolidated real estate entities, net of cash distributions, was $1.3 billion, of which $350 million was invested in the preferred stock of entities affiliated with SmartStop. Although we conduct due diligence and aim to carefully evaluate the risks associated with these debt and other investments, we could incur losses from our lending and investing decisions, which includes subjective and complex judgments and forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers and unconsolidated real estate entities to operate their business and/or make all required payments. For example, volatility of the capital and credit markets, increased interest rates, lower demand for storage and general economic conditions may adversely affect the solvency, creditworthiness or operations of our borrowers and entities in which we have invested. If our forecasts prove incorrect, or if any of our borrowers and unconsolidated real estate entities fail to perform as expected, we may incur losses from these investments which could have a material adverse effect on our operating revenue and results of operations.
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
Uncertainty in the credit and financial markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. Credit and financial markets can be volatile and may be impacted by diminished liquidity and credit availability, rising interest and inflation rates, declines in economic growth and uncertainty about economic stability as well as geopolitical events such as the ongoing conflict between Russia and Ukraine, terrorism, civil unrest and acts of war. A downturn in the credit and financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell stores or may adversely affect the price we receive for stores that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
Required payments of principal and interest on borrowings may leave us with insufficient cash to operate our stores or to pay the distributions currently contemplated or necessary to maintain our qualification as a REIT and may expose us to the risk of default under our debt obligations.
As of December 31, 2024, we had approximately $12.6 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our revolving lines of credit and commercial paper program or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and including net capital gains.
If we are required to utilize our revolving lines of credit and commercial paper for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;

•we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of our original indebtedness;
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
•we may default on our obligations, and the lenders or mortgagees may foreclose on our stores that secure their loans and receive an assignment of rents and leases and/or enforce our guarantees;
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
As of December 31, 2024, we had approximately $12.6 billion of debt outstanding, of which approximately $3.0 billion or 24.2% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 5.4% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
Our existing indebtedness contains covenants that limit our operating flexibility, and failure to comply with all covenants in our debt agreements could materially and adversely affect us.
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
A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming due and payable, either automatically or after an election to accelerate by the required percentage of the holders of the indebtedness or by an agent for the holders of the indebtedness. This, in turn, could cause our other debt, including the notes and our revolving credit facility, to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing the other debt and permit certain of our lenders to foreclose on our assets, if any, that secure this debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay or the ability to refinance our debt.
A downgrade in our credit ratings could materially adversely affect our business and financial condition and the market value of our outstanding notes.
The credit ratings assigned to the outstanding publicly-traded notes and other debt securities of the Operating Partnership could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings are not recommendations to buy, sell or hold the notes or any other securities. If any credit rating agency that has rated the outstanding notes or other debt securities of the Operating Partnership downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations (including payments on the outstanding notes) and to make dividends and other distributions to our security holders and could also have the material adverse effect on the market value of the outstanding notes.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us in ways we cannot predict. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.
Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. If we fail to qualify as a REIT or lose our qualification as a REIT at any time, we will face serious tax consequences that would substantially reduce the funds available for distribution for each of the years involved because of the following:

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
In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our U.S. individual stockholders would be taxed on our dividends at capital gains rates, and our U.S. corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code. If we fail to qualify as a REIT for U.S. federal income tax purposes and are able to avail ourselves of one or more of the relief provisions under the Internal Revenue Code in order to maintain our REIT status, we may nevertheless be required to pay penalty taxes of $50,000 or more for each such failure. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could adversely affect the value of our securities.
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
Even though we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state and local taxes on our income and property. Extra Space Management, Inc. manages stores for our joint ventures and stores owned by third parties. We, jointly with certain corporate subsidiaries, including Extra Space Management, Inc., elected to treat each such subsidiary as a taxable REIT subsidiary (a “TRS”) of our Company for U.S. federal income tax purposes. A TRS is subject to U.S. federal corporate income tax, and may also be subject to state and local taxes, on its taxable income. ESM Reinsurance Limited, a wholly-owned subsidiary of Extra Space Management, Inc., generates income from insurance premiums that are subject to U.S. federal income tax and state insurance premiums tax and pays certain insurance royalties to us. In addition, we will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRSs and us are not comparable to similar arrangements among unrelated parties. Also, if we sell property as a dealer (i.e., to customers in the ordinary course of our trade or business), we will be subject to a 100% penalty tax on any gain arising from such sales. While we do not intend to sell stores as a dealer, the IRS could take a contrary position. To the extent that we are, or any of our TRSs are, required to pay U.S. federal, state or local taxes, we will have less cash available for distribution to stockholders.
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
We have a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, which includes a cybersecurity Incident Response Plan (“IRP”). Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
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
Our cybersecurity risk management program includes the following:
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors–Risks Related to Our Stores and Operations–We and our vendors rely on information technology, and any material failure, inadequacy, interruption or security incident affecting that technology could harm our business, results of operations and financial condition.”
Our management team, including our Senior Vice President of Information Systems and Vice President of Information Security and Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team overseeing cybersecurity has over 25+ years of technology and cybersecurity experience, and certain of our team hold various cybersecurity certifications, including the Certified Information Systems Security Professional (CISSP) certification.
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
We are able to identify cybersecurity breaches through various channels, including but not limited to automated event detection alerts, reports from employees, notifications from external entities such as third-party IT service providers, and proactive threat investigations in collaboration with our external partners. Upon spotting a potential cybersecurity breach, including those involving third-party cyber events, our designated incident response team outlined in the IRP adheres to the policy's protocols to investigate the suspected incident. This investigation entails determining the nature of the event (e.g., ransomware attack or breach of personal data), evaluating the severity of the incident, and gauging the sensitivity of any compromised data.
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
Board Oversight of Cybersecurity
Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Board receives briefings from management on our cyber risk management program on a quarterly basis. Board members receive presentations on cybersecurity topics from our Senior Vice President of Information Systems as well as our Vice President of Information Security and Compliance, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The Audit Committee oversees required disclosures in the event of a cybersecurity breach.
As part of our board refreshment efforts in recent years, we have added directors with information technology governance skills. Currently, five members of our Board have cybersecurity experience from their principal occupation, other professional experience or third-party director education courses on cybersecurity, including cyber risk governance, and data privacy and security issues and trends.
Item 2.     Properties
As of December 31, 2024, we owned or had ownership interests in 2,436 operating stores. Of these stores, 1,967 are wholly-owned, nine are in consolidated joint ventures, and 460 are in unconsolidated joint ventures. In addition, we managed 1,575 stores for third parties, bringing the total number of stores which we own and/or manage to 4,011. These stores are located in 42 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
1%
California &
Hawaii
12%
Mtn West
9%
Texas
13%
Midwest
14%
Northeast
17%
Mid-Atlantic
9%
Southeast
12%
Florida
13%
EXR PRESENCE
NO PRESENCE

*Weighted by portfolio square footage as of December 31, 2024

As of December 31, 2024, approximately 2,300,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-stores as of December 31, 2024, the average length of stay for tenants who had vacated was approximately 17.5 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2024
	REIT Owned		JV Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	38	2,987,221	2	150,969	16	1,084,695	56	4,222,895
Arizona	49	3,771,769	25	2,027,537	55	4,529,430	129	10,328,736
California	219	17,983,242	50	3,712,358	138	12,960,557	407	34,656,157
Colorado	27	1,890,657	13	937,299	34	2,526,528	74	5,354,484
Connecticut	23	1,756,585	8	713,802	17	1,204,561	48	3,674,948
Delaware	—	—	2	143,640	4	307,406	6	451,046
Florida	256	19,360,722	53	4,438,210	205	16,056,994	514	39,855,926
Georgia	120	9,222,783	24	2,000,134	62	4,839,995	206	16,062,912
Hawaii	14	940,588	—	—	4	266,115	18	1,206,703
Idaho	2	131,834	—	—	4	361,562	6	493,396
Illinois	104	7,413,941	12	938,687	60	4,776,772	176	13,129,400
Indiana	92	4,042,289	1	57,520	27	2,053,840	120	6,153,649
Iowa	—	—	—	—	1	86,899	1	86,899
Kansas	1	50,214	2	108,721	3	237,095	6	396,030
Kentucky	15	1,093,826	1	51,641	15	1,190,501	31	2,335,968
Louisiana	10	771,278	—	—	17	1,254,605	27	2,025,883
Maine	5	354,587	—	—	11	720,771	16	1,075,358
Maryland	44	3,509,382	11	898,791	54	4,007,263	109	8,415,436
Massachusetts	65	4,141,967	16	985,007	42	2,623,578	123	7,750,552
Michigan	11	849,219	4	309,047	12	980,912	27	2,139,178
Minnesota	7	587,957	8	646,123	12	842,308	27	2,076,388
Mississippi	7	561,979	—	—	6	531,198	13	1,093,177
Missouri	29	2,392,972	7	507,934	25	1,922,055	61	4,822,961
Nebraska	—	—	—	—	5	445,475	5	445,475
Nevada	33	2,941,784	9	836,425	17	1,635,004	59	5,413,213
New Hampshire	17	1,283,090	2	84,165	13	647,645	32	2,014,900
New Jersey	90	7,120,589	33	2,624,984	73	5,572,247	196	15,317,820
New Mexico	12	760,554	10	681,178	15	1,083,026	37	2,524,758
New York	80	5,741,538	28	2,317,882	97	6,909,859	205	14,969,279
North Carolina	54	3,915,513	6	476,894	42	3,404,025	102	7,796,432
Ohio	50	3,434,502	5	327,067	21	1,690,019	76	5,451,588
Oklahoma	4	269,753	—	—	35	2,477,175	39	2,746,928
Oregon	8	549,877	2	166,658	7	479,867	17	1,196,402
Pennsylvania	31	2,400,533	12	940,991	60	4,450,801	103	7,792,325
Rhode Island	6	350,492	1	95,844	7	535,208	14	981,544
South Carolina	46	3,381,830	5	308,968	39	3,328,941	90	7,019,739
Tennessee	31	2,513,825	16	1,092,321	30	2,075,933	77	5,682,079
Texas	274	22,071,842	71	5,498,389	166	13,740,460	511	41,310,691
Utah	10	733,548	—	—	46	3,726,944	56	4,460,492
Virginia	73	5,948,330	10	758,592	39	2,745,603	122	9,452,525
Washington	16	1,281,053	1	77,435	17	1,376,362	34	2,734,850
Washington, DC	1	100,203	1	104,206	6	534,367	8	738,776
Wisconsin	2	175,990	9	881,703	16	1,447,954	27	2,505,647
Totals	1,976	148,789,858	460	35,901,122	1,575	123,672,555	4,011	308,363,545
(1) Includes nine consolidated joint ventures and excludes approximately 18,500 units related to Bargold Storage Systems, LLC (“Bargold”). See Note 5 in the notes to the consolidated financial statements.

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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange (“NYSE”) since our IPO on August 17, 2004. On February 21, 2025, the closing price of our common stock as reported by the NYSE was $155.95. At February 21, 2025, we had 910 holders of record of our common stock. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Issuer Purchases of Equity Securities

In November 2023, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million. During the year ended December 31, 2024, no shares were repurchased. As of December 31, 2024, we had remaining authorization to repurchase shares with an aggregate value up to $500.0 million.
Unregistered Sales of Equity Securities

All unregistered sales of equity securities during the year ended December 31, 2024 have previously been disclosed in filings with the SEC.
Item 6.     Selected Financial Data
Not required.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Statements Regarding Forward-Looking Information.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Risk Factors.” Dollar amounts are in thousands, except share and per share data, unless otherwise stated.
OVERVIEW
We are a fully integrated, self-administered and self-managed REIT, formed to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”). We derive substantially all of our revenues from our two segments: self-storage operations and tenant reinsurance. Primary sources of revenue for our self-storage operations segment include rents received from tenants under leases at each of our wholly-owned stores. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. Consequently, management spends a significant portion of their time maximizing cash flows from our diverse portfolio of stores. Revenue from our tenant reinsurance segment consists of insurance revenues from the reinsurance of risks relating to the loss of goods stored by tenants in our stores.
Our stores are generally situated in highly visible locations clustered around large population centers. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. To maximize the performance of our stores, we employ industry-leading revenue management systems. Developed by our management team, these systems enable us to analyze, set and adjust rental rates daily across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more pro-actively manage revenues.
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
Under certain circumstances when we enter into arrangements for the formation of joint ventures, a VIE may be created.  The primary factors that require the most judgment in determining whether the joint venture is a VIE are whether the decisions that most significantly impact the entity’s economic performance were controlled by the equity holders as a group and whether the joint venture has sufficient equity to finance its activities without additional subordinated support.
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
REAL ESTATE ASSETS: We account for the acquisition of stores, including by merger and other acquisitions of real estate, in accordance with ASC 805-10, “Business Combinations.” We use our judgment to determine if assets acquired meet the definition of a business or if the acquisition should be considered an asset acquisition. We must make significant assumptions and estimates in determining the fair value of the tangible and intangible assets and liabilities acquired and consideration transferred. These fair value estimates are sensitive to price of land per square foot and current replacement cost estimates, including adjustments for the age, class, height, square footage, condition, location, and turnkey factor. These assumptions and estimates require judgment, and therefore others could come to materially different conclusions as to the estimated fair values, which could result in differences in depreciation and amortization expense, gains and losses on the sale of real estate assets, and real estate and intangible asset values.
EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, we determine whether the decrease is temporary or permanent and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, we review stores in the lease-up stage and compare actual operating results to original projections. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2024.
We evaluate goodwill for impairment at least annually and whenever events, circumstances, and other related factors indicate that fair value of the related reporting unit may be less than the carrying value. If the fair value of the reporting unit is determined to exceed the aggregate carrying amount, no impairment charge is recorded. Otherwise, an impairment charge is recorded for the amount in which the carrying value of the reporting unit exceeds the fair value. No impairments were recorded in our evaluations for any period presented herein.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: We hold a number of derivative instruments which we use to hedge our exposure to variability in expected future cash flows, mainly related to our interest rates on variable interest debt. We do not use derivatives for trading or speculative purposes. We assess our derivatives both at inception and on an ongoing quarterly basis for whether the derivatives used in hedging transactions are effective. The rules and interpretations relating to the accounting for derivatives are complex. Failure to apply this guidance correctly may require us to recognize all changes in fair value of the hedged derivative in earnings, which may materially impact our results.
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

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Overview
Results for the year ended December 31, 2024 included the operations of 2,436 stores (1,967 wholly-owned, nine in consolidated joint ventures, and 460 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2023, which included the operations of 2,377 stores (1,903 wholly-owned, two in consolidated joint ventures, and 472 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below:

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2024	2023	$ Change	% Change

Property rental	$2,803,252	$2,222,578	$580,674	26.1%
Tenant reinsurance	332,795	235,680	97,115	41.2%
Management fees and other income	120,855	101,986	18,869	18.5%
Total revenues	$3,256,902	$2,560,244	$696,658	27.2%

Property Rental—The increase in property rental revenue for the year ended December 31, 2024 was primarily the result of an increase of $570,407 associated with our merger with Life Storage on July 20, 2023, (the “Life Storage Merger” or “Merger”) and other acquisitions completed in 2023 and 2024. We acquired 757 wholly-owned stores in the Merger and an additional 14 stores during the year ended December 31, 2023. We acquired 58 stores during the year ended December 31, 2024. The increase is also attributed to the Life Storage stores being on our platform for a full 12 months in 2024 in comparison with five months in 2023. In addition to the increase attributable to the Merger, property rental revenue increased by $5,440 due to operating results at our same-store pool and increased by $4,892 as a result of increases in occupancy at our lease-up stores.
Tenant Reinsurance—The increase in tenant reinsurance revenue was due primarily to an increase in the number of stores operated, as well as the Life Storage stores being on our platform for a full 12 months in 2024 in comparison with five months in 2023. We operated 4,011 stores at December 31, 2024, compared to 3,714 stores at December 31, 2023.
Management Fees and Other Income—Management fees and other income represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the year ended December 31, 2024 was primarily due to an increase in the number of stores managed. As of December 31, 2024, we managed 2,044 stores for third parties and unconsolidated joint ventures, compared to 1,811 stores as of December 31, 2023.

Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2024	2023	$ Change	% Change

Property operations	$831,566	$612,036	$219,530	35.9%
Tenant reinsurance	73,886	58,874	15,012	25.5%
Life Storage Merger transition costs	—	66,732	(66,732)	(100.0)%
General and administrative	167,398	146,408	20,990	14.3%
Depreciation and amortization	783,023	506,053	276,970	54.7%
Total expenses	$1,855,873	$1,390,103	$465,770	33.5%
Property Operations—The increase in property operations expense consists primarily of an increase of $186,294 associated with the Life Storage Merger and other acquisitions completed in 2023 and 2024. We acquired 757 wholly-owned stores in the merger and an additional 14 stores during the year ended December 31, 2023. We acquired 58 stores during the year ended December 31, 2024. The increase is also attributed to the Life Storage stores being on our platform for a full 12 months in 2024 in comparison with five months in 2023. Additionally, property operations expense increased $23,122 at our same-store pool due to increased marketing expense, payroll, and property taxes.
Tenant Reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance. The increase in tenant reinsurance expense for the year ended December 31, 2024 was due primarily to the increase in total number of stores operated compared to the prior year. We operated 4,011 stores at December 31, 2024, compared to 3,714 stores at December 31, 2023.
Life Storage Merger Transition Costs—Represents the costs that were incurred as part of the Life Storage Merger primarily consisting of severance paid as part of employment agreements with certain employees and officers of Life Storage.
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
Depreciation and Amortization—Depreciation and amortization expense increased primarily as a result of the acquisition of new stores. We acquired 58 wholly-owned stores during the year ended December 31, 2024. We acquired 757 wholly-owned stores in the Life Storage Merger and an additional 14 wholly-owned stores during the year ended December 31, 2023.

Other Income and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Loss on real estate assets held for sale and sold, net	$(25,906)	$—	$(25,906)	100.0%
Impairment of Life Storage trade name	(51,763)	—	(51,763)	100.0%
Interest expense	(551,354)	(419,035)	(132,319)	31.6%
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(43,720)	(18,786)	(24,934)	132.7%
Interest income	124,422	84,857	39,565	46.6%
Equity in earnings and dividend income from unconsolidated real estate entities	67,272	54,835	12,437	22.7%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	13,730	—	13,730	100.0%
Income tax expense	(33,478)	(21,559)	(11,919)	55.3%
Total other expense, net	$(500,797)	$(319,688)	$(181,109)	56.7%

Loss on Real Estate Assets Held for Sale and Sold, Net—During the year ended December 31, 2024, we had 18 stores classified as held for sale. Of the 18 stores, 10 had an estimated fair value, net of selling costs, which was less than the carrying value of the asset. As a result, we recorded an estimated loss of $63,250. On our consolidated statements of operations, this amount is shown net of the sale of a property which generated a gain of $37,344 within gain (loss) on real estate assets held for sale and sold, net.

Impairment of Life Storage Trade Name—During the year ended December 31, 2024, we decided to operate all stores under a single brand. As a result of that decision, we deemed the Life Storage trade name intangible asset to be impaired and recognized a loss for the full value of the asset.
Interest Expense—The increase in interest expense during the year ended December 31, 2024 was primarily the result of higher outstanding debt compared to the same period in the prior year. Information on the total face value of debt and the weighted average interest rate for the years ended December 31, 2024 and December 31, 2023 is set forth in the following table:

	For the Year Ended December 31,
	2024	2023
Total face value of debt	$12,600,661	$11,346,105
Weighted average interest rate	4.4%	4.6%
Non-cash Interest Expense Related to Amortization of Discount on Life Storage Unsecured Senior Notes—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger.
Interest Income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from common and preferred Operating Partnership unit holders. The increase in interest income during the year ended December 31, 2024 was primarily the result of an increase in the amount of bridge loans outstanding. The balance of bridge loans was $1,244,575 as of December 31, 2024, compared to $594,727 as of December 31, 2023.

Equity in Earnings and Dividend Income from Unconsolidated Real Estate Entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The increase compared to 2023 is mainly attributed to the Life Storage stores being on our platform for 12 months in 2024 in comparison with five months in 2023. Additionally, in November 2024 we acquired additional ownership interest in the HF1 Sovran HHF Storage Holdings LLC and HF2 Sovran HHF Storage Holdings II LLC from our partner in the unconsolidated joint ventures. The transaction increased our equity ownership percentages from 20% and 15%, respectively, to 49% in each unconsolidated joint venture. Dividend income represents dividends from our investment in preferred stock of SmartStop Self Storage REIT, Inc. and Strategic Storage Trust VI, Inc.
Equity in Earnings of Unconsolidated Real Estate Ventures - Gain on Sale of Real Estate Assets and Sale of a Joint Venture Interest—In August 2024, the ESS Bristol Investments LLC joint venture sold five of its eight stores to another unconsolidated joint venture, and we recognized a gain of $10,324 for our pro rata share of the transaction. In September 2024, we sold our membership interest in the Alan Jathoo JV LLC unconsolidated joint venture, which held nine stores, to our partner and recognized a gain of $3,406 on the transaction.
Income Tax Expense—The increase in income tax expense for the year ended December 31, 2024 was primarily the result of a full year of TRS book income for Life Storage stores, compared to a partial year in 2023, as well as a decrease in permanent tax deductions related to stock awards.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The results of operations for the years ended December 31, 2023 compared to December 31, 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 23, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024.
FUNDS FROM OPERATIONS
Funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions, and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding gains or losses on sales of operating stores and impairment write-downs of depreciable real estate assets, plus real estate related depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the consolidated financial statements. FFO should not be considered a replacement of net income computed in accordance with GAAP.
The computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance, as an alternative to net cash flow from operating activities, as a measure of our liquidity, or as an indicator of our ability to make cash distributions.

The following table presents the calculation of FFO for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
Net income attributable to common stockholders	$854,681	$803,198	$860,688

Adjustments:
Real estate depreciation	618,189	418,149	263,923
Amortization of intangibles	113,886	59,295	13,623
(Gain) loss on real estate assets held for sale and sold, net	25,906	—	(14,249)
Unconsolidated joint venture real estate depreciation and amortization	32,678	24,400	16,644
Unconsolidated joint venture gain on sale of real estate assets	(13,730)	—	—
Distributions paid on Series A Preferred Operating Partnership units	—	(159)	(2,288)
Income allocated to Operating Partnership noncontrolling interests	45,551	47,255	60,468
Funds from operations attributable to common stockholders and unit holders	$1,677,161	$1,352,138	$1,198,809

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Our same-store pool for the periods presented consists of 1,071 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2024	2023	Change
Same-store rental revenues
Net rental income	$1,601,455	$1,596,015	0.3%
Other operating income	$64,300	$65,689	(2.1)%
Total same-store rental revenues	$1,665,755	$1,661,704	0.2%

Same-store operating expenses
Payroll and benefits	$95,696	$91,329	4.8%
Marketing	$34,038	$30,237	12.6%
Office expense	$51,606	$51,655	(0.1)%
Property operating expense	$37,646	$38,491	(2.2)%
Repairs and maintenance	$27,934	$26,469	5.5%
Property taxes	$165,617	$152,028	8.9%
Insurance	$19,512	$18,718	4.2%
Total same-store operating expenses	$432,049	$408,927	5.7%

Same-store net operating income	$1,233,706	$1,252,777	(1.5)%

Same-store square foot occupancy as of year end	93.7%	92.5%

Properties included in same-store	1,071	1,071

The following table presents additional information for our same-store portfolio:

	For the Year Ended December 31,
Same-store portfolio	2024	2023
Average annual rent per occupied square foot, net of discounts and bad debt	$21.68	$21.83
New leases average annual rent per square foot	$14.49	$16.18
Average discounts as a percentage of rental revenues	2.1%	2.4%
The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Year Ended December 31,
	2024	2023
Net Income	$900,232	$850,453
Adjusted to exclude:
Loss on real estate assets held for sale and sold, net	25,906	—
Equity in earnings and dividend income from unconsolidated real estate entities	(67,272)	(54,835)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(13,730)	—
Interest expense	551,354	419,035
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	43,720	18,786
Depreciation and amortization	783,023	506,053
Income tax expense	33,478	21,559
Life Storage Merger transition costs	—	66,732
General and administrative	167,398	146,408
Impairment of Life Storage trade name	51,763	—
Management fees, other income and interest income	(245,277)	(186,843)
Net tenant insurance	(258,909)	(176,806)
Non same-store rental revenue	(1,137,497)	(560,874)
Non same-store operating expense	399,517	203,109
Total same-store net operating income	$1,233,706	$1,252,777

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The same-store results for the years ended December 31, 2023 compared to December 31, 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 27, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 29, 2024.

CASH FLOWS

Cash flows from operating activities increased as expected due to our continued growth in revenues and through the increase in the number of properties we own and operate. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,887,430	$1,402,474	$1,238,139
Net cash used in investing activities	(1,646,920)	(1,818,256)	(1,648,459)
Net cash (used in) provided by financing activities	(202,290)	423,130	431,861

Significant components of net cash flow included:
Net income	$900,232	$850,453	$921,156
Depreciation and amortization	783,023	506,053	288,316
Acquisition and development of real estate assets	(779,153)	(420,892)	(1,353,510)
Life Storage Merger, net of cash acquired	—	(1,182,411)	—
Impairment of Life Storage trade name	51,763	—	—
Investment in unconsolidated real estate entities	(301,917)	(180,279)	(118,963)
Issuance of notes receivable, net of sales and principal payments	(635,677)	(20,812)	(35,561)
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	8,685,933	7,113,003	5,188,011
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(8,724,444)	(7,088,984)	(4,207,700)
Proceeds from issuance of public bonds, net	1,300,000	1,550,000	396,100
Dividends paid on common stock	(1,375,003)	(1,046,341)	(805,311)

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

We expect to generate positive cash flow from operations, and we consider projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

LIQUIDITY AND CAPITAL RESOURCES
Financing Strategy
We will continue to employ leverage in our capital structure in amounts reviewed from time to time by our board of directors. Although our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. In making financing decisions, we will consider factors including but not limited to the following:

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
Our indebtedness may be recourse, non-recourse, cross-collateralized, cross-defaulted, secured or unsecured. In addition, we may invest in stores subject to existing loans collateralized by mortgages or similar liens, or we may refinance stores acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing stores, for general working capital or to purchase additional interests in partnerships or joint ventures or for other purposes when we believe it is advisable.
The following table presents information relating to our debt:

	December 31, 2024	December 31, 2023
Total face value of debt	$12,600,661	$11,346,105
Total enterprise value ratio	28.4%	24.2%
Total fixed-rate debt and other instruments to total debt	75.8% (1)	73.4% (2)
Weighted average interest rate of total debt	4.4%	4.6%
Weighted average interest rate for fixed rate debt	4.1%	3.9%
Weighted average interest rate for variable rate debt	5.4%	6.6%

(1) $9,555,406 total fixed-rate debt including $1,381,834 on which we have interest rate swaps that have been included as fixed-rate debt.
(2) $8,322,953 total fixed-rate debt including $1,448,566 on which we have interest rate swaps that have been included as fixed-rate debt.
In November 2024, we established our commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1.0 billion, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 13 months. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of commercial paper notes outstanding. At December 31, 2024, we had $500 million in issuances outstanding under the commercial paper program.

In January 2021, we received a Baa2 rating from Moody's Investors Service, and in July 2019, we obtained a BBB/Stable rating from S&P which was upgraded to BBB+/Stable in July 2023 in connection with the Life Storage Merger. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of December 31, 2024, we had a total of 1,745 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $29,846,899 and our total asset value was calculated as $35,767,585 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2024.
As of December 31, 2024, we had $138,222 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2024 and 2023, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
We expect to fund our short-term and long-term liquidity requirements, including operating expenses, recurring capital expenditures, dividends to stockholders, distributions to holders of Operating Partnership units and interest on our outstanding indebtedness, out of our operating cash flow, cash on hand and borrowings under our revolving lines of credit and commercial paper. In addition, we are pursuing additional sources of financing based on anticipated funding needs and growth assumptions.
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
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800 million. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus, filed with the SEC. As of December 31, 2024, no shares had been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.
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
As of December 31, 2024, we had approximately $12,600,661 in total face value of debt, of which approximately $3,045,255 was subject to variable interest rates (excluding debt with interest rate swaps). If benchmark index rates were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $30,453 annually.
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
Derivative Instruments
We use derivative instruments to help manage interest rate risk using designated hedge relationships. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount but do not involve the exchange of the underlying notional amount. See our Derivatives footnote in our Notes to consolidated financial statements in Item 8 for additional information about our use of derivative contracts.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Purchase Price Allocation

Description of the Matter	For the year ended December 31, 2024, the Company completed the acquisition of 58 self-storage properties (“stores”) for a total purchase price of $581.0 million. As further discussed in Notes 2 and 5 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed.

Auditing the accounting for the Company’s 2024 acquisitions of stores was subjective because the Company had to exercise a high level of judgment in determining the estimated fair value of acquired land and buildings. The estimated fair value of land was based on comparable market information adjusted for differences in land characteristics. The estimated fair value of the acquired buildings was based upon the estimated replacement cost, which was calculated by estimating the cost of building similar stores in comparable markets and adjusting those costs for the age, quality, and building characteristics associated with the acquired stores. Determining the fair value of the acquired land and buildings were challenging due to the judgment utilized by management in determining the significant assumptions utilized in, or the adjustments applied to, the valuation of acquired land and buildings.

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

For the 2024 store acquisitions described above, our procedures included, but were not limited to, reading the purchase and sale agreements and other closing documents and performing sensitivity analyses. For certain of these store acquisitions, we also evaluated the methods and significant assumptions used by the Company to determine the fair value of the land and buildings, tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates, performed analytical procedures, and obtained corroborative market data. Additionally, for certain of these store acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to perform corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and building replacement cost assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
February 28, 2025

Extra Space Storage Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets:
Real estate assets, net	$24,587,627	$24,555,873
Real estate assets - operating lease right-of-use assets	689,803	227,241
Investments in unconsolidated real estate entities	1,332,338	1,071,617
Investments in debt securities and notes receivable	1,550,950	904,769
Cash and cash equivalents	138,222	99,062
Other assets, net	548,986	597,700
Total assets	$28,847,926	$27,456,262
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,010,541	$1,273,549
Unsecured term loans, net	2,192,507	2,650,581
Unsecured senior notes, net	7,756,968	6,410,618
Revolving lines of credit and commercial paper	1,362,000	682,000
Operating lease liabilities	705,845	236,515
Cash distributions in unconsolidated real estate ventures	75,319	71,069
Accounts payable and accrued expenses	346,519	334,518
Other liabilities	538,865	383,463
Total liabilities	13,988,564	12,042,313
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,995,510 and 211,278,803 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,120	2,113
Additional paid-in capital	14,831,946	14,750,388
Accumulated other comprehensive income	12,806	17,435
Accumulated deficit	(899,337)	(379,015)
Total Extra Space Storage Inc. stockholders' equity	13,947,535	14,390,921
Noncontrolling interest represented by Preferred Operating Partnership units	76,092	222,360
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	835,735	800,668
Total noncontrolling interests and equity	14,859,362	15,413,949
Total liabilities, noncontrolling interests and equity	$28,847,926	$27,456,262
See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Operations
(amounts in thousands, except share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Property rental	$2,803,252	$2,222,578	$1,654,735
Tenant reinsurance	332,795	235,680	185,531
Management fees and other income	120,855	101,986	83,904
Total revenues	3,256,902	2,560,244	1,924,170
Expenses:
Property operations	831,566	612,036	435,342
Tenant reinsurance	73,886	58,874	33,560
Transaction costs	—	—	1,548
Life Storage Merger transition costs	—	66,732	—
General and administrative	167,398	146,408	129,251
Depreciation and amortization	783,023	506,053	288,316
Total expenses	1,855,873	1,390,103	888,017
Gain (loss) on real estate assets held for sale and sold, net	(25,906)	—	14,249
Impairment of Life Storage trade name	(51,763)	—	—
Income from operations	1,323,360	1,170,141	1,050,402
Interest expense	(551,354)	(419,035)	(219,171)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(43,720)	(18,786)	—
Interest income	124,422	84,857	69,422
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	852,708	817,177	900,653
Equity in earnings and dividend income from unconsolidated real estate entities	67,272	54,835	41,428
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	13,730	—	—
Income tax expense	(33,478)	(21,559)	(20,925)
Net income	900,232	850,453	921,156
Net income allocated to Preferred Operating Partnership noncontrolling interests	(7,262)	(9,011)	(17,623)
Net income allocated to Operating Partnership and other noncontrolling interests	(38,289)	(38,244)	(42,845)
Net income attributable to common stockholders	$854,681	$803,198	$860,688
Earnings per common share
Basic	$4.03	$4.74	$6.41
Diluted	$4.03	$4.74	$6.41
Weighted average number of shares
Basic	211,575,240	169,216,989	134,050,815
Diluted	211,577,680	169,220,882	141,681,388
See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net income	$900,232	$850,453	$921,156
Other comprehensive income:
Change in fair value of interest rate swaps	(4,746)	(32,752)	96,249
Total comprehensive income	895,486	817,701	1,017,405
Less: comprehensive income attributable to noncontrolling interests	45,434	45,866	65,373
Comprehensive income attributable to common stockholders	$850,052	$771,835	$952,032
See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2021	$259,110	$410,053	$317	133,922,305	$1,339	$3,285,948	$(42,546)	$(128,245)	$3,785,976
Issuance of common stock in connection with share based compensation	—	—	—	204,349	2	21,386	—	—	21,388
Restricted stock grants canceled	—	—	—	(10,614)	—	—	—	—	—
Redemption of Operating Partnership units for cash	—	(1,654)	—	—	—	(2,963)	—	—	(4,617)
Redemption of Preferred B Units in the Operating Partnership for cash	(4,500)	—	—	—	—	—	—	—	(4,500)
Issuance of Operating Partnership units in conjunction with business combinations	—	16,000	—	—	—	—	—	—	16,000
Issuance of Operating Partnership units in conjunction with acquisitions	—	125,000	—	—	—	—	—	—	125,000
Issuance of Preferred D units in the Operating Partnership in conjunction with business combinations	6,000	—	—	—	—	—	—	—	6,000
Issuance of common stock in conjunction with acquisitions	—	—	—	186,766	2	40,961	—	—	40,963
Repurchase of common stock, net of offering costs	—	—	—	(381,786)	(4)	—	—	(63,004)	(63,008)
Noncontrolling interest in consolidated joint ventures	—	—	771	—	—	—	—	—	771
Net income (loss)	17,623	42,853	(8)	—	—	—	—	860,688	921,156
Other comprehensive income	577	4,328	—	—	—	—	91,344	—	96,249
Distributions to Operating Partnership units held by noncontrolling interests	(17,308)	(40,485)	—	—	—	—	—	—	(57,793)
Dividends paid on common stock at $6.00 per share	—	—	—	—	—	—	—	(805,311)	(805,311)
Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274

Extra Space Storage Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	149,995	2	26,636	—	—	26,638
Taxes paid upon net settlement of share based compensation	—	—	—	(8,295)	—	(7,640)	—	—	(7,640)
Restricted stock grants canceled	—	—	—	(10,084)	—	—	—	—	—
Redemption of Operating Partnership units for stock	—	(225)	—	2,803	—	225	—	—	—
Redemption of Operating Partnership units for cash	—	(89)	—	—	—	(19)	—	—	(108)
Redemption of Preferred A Units in the Operating Partnership for stock	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,265)	—	—	154,307	2	22,263	—	—	—
Redemption of Preferred D Units in the Operating Partnership for cash	(377)	—	—	—	—	—	—	—	(377)
Life Storage Merger issuance of common stock and Operating Partnership units	—	249,470	—	76,217,359	762	11,352,576	—	—	11,602,808
Noncontrolling interest in consolidated joint ventures	—	—	7,959	—	—	—	—	—	7,959
Net income (loss)	9,011	38,369	(125)	—	—	—	—	803,198	850,453
Other comprehensive loss	—	(1,389)	—	—	—	—	(31,363)	—	(32,752)
Distributions to Operating Partnership units held by noncontrolling interests	(9,172)	(50,477)	—	—	—	—	—	—	(59,649)
Dividends paid on common stock at $6.48 per share	—	—	—	—	—	—	—	(1,046,341)	(1,046,341)
Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949

Extra Space Storage Inc.
Consolidated Statements of Stockholders' Equity
(amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	177,545	2	22,904	—	—	22,906
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Offering costs associated with shelf registration	—	—	—	—	—	(522)	—	—	(522)
Redemption of Operating Partnership units for stock	(31,054)	(28,658)	—	536,852	5	59,707	—	—	—
Redemption of Operating Partnership units for cash	—	(1,445)	—	—	—	(896)	—	—	(2,341)
Redemption of Preferred D Units in the Operating Partnership for loans	(87,696)	—	—	—	—	—	—	—	(87,696)
Conversion of Preferred D Units in the Operating Partnership for Operating Partnership units	(27,518)	27,518	—	—	—	—	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	100,417	—	—	—	—	—	—	100,417
Issuance of note receivable to Operating Partnership unit holder	—	(50,000)	—	—	—	—	—	—	(50,000)
Repayment of receivable with Operating Partnership units pledged as collateral	—	1,900	—	—	—	—	—	—	1,900
Noncontrolling interest in consolidated joint ventures	—	—	3,078	—	—	—	—	—	3,078
Net income	7,262	38,239	50	—	—	—	—	854,681	900,232
Other comprehensive loss	—	(117)	—	—	—	—	(4,629)	—	(4,746)
Distributions to Operating Partnership units and other noncontrolling interests	(7,262)	(55,710)	(205)	—	—	—	—	—	(63,177)
Dividends paid on common stock at $6.48 per share	—	—	—	—	—	—	—	(1,375,003)	(1,375,003)
Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362

See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$900,232	$850,453	$921,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	783,023	506,053	288,316
Amortization of deferred financing costs	16,673	18,949	8,773
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	43,720	18,786	—
Non-cash item - Amortization of Premium Portion of Dec 2024 $300M Bond Add-On	(197)	—	—
Accrual of interest income added to principal of debt securities and notes receivable	(31,367)	(37,907)	(38,412)
Compensation expense related to share-based awards	22,906	26,638	21,386
(Gain) loss on real estate assets held for sale and sold, net	25,906	—	(14,249)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(13,730)	—	—
Impairment of Life Storage trade name	51,763	—	—
Distributions from unconsolidated real estate ventures	30,745	20,060	13,162
Changes in operating assets and liabilities:
Other assets	(12,043)	(32,507)	695
Accounts payable and accrued expenses	964	35,031	29,027
Other liabilities	68,835	(3,082)	8,285
Net cash provided by operating activities	1,887,430	1,402,474	1,238,139
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(650,535)	(320,711)	(1,291,491)
Life Storage Merger, net of cash acquired	—	(1,182,411)	—
Cash paid for business combination	—	—	(157,302)
Development and redevelopment of real estate assets	(128,618)	(100,181)	(62,019)
Proceeds from sale of real estate assets and investments in real estate ventures	124,928	2,132	39,367
Investment in unconsolidated real estate entities	(301,917)	(180,279)	(118,963)
Return of investment in unconsolidated real estate ventures	15,413	—	342
Issuance of notes receivable	(960,272)	(330,499)	(529,245)
Proceeds from sale of notes receivable	183,632	167,495	210,048
Principal payments received from notes receivable	140,963	142,192	283,636
Issuance of loan collateralized with OP units	(50,000)	—	—
Purchase of equipment and fixtures	(20,514)	(15,994)	(22,832)
Net cash used in investing activities	(1,646,920)	(1,818,256)	(1,648,459)
Cash flows from financing activities:
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	8,685,933	7,113,003	5,188,011
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(8,724,444)	(7,088,984)	(4,207,700)
Proceeds from issuance of public bonds, net	1,300,000	1,550,000	396,100
Deferred financing costs	(23,130)	(39,418)	(9,321)
Proceeds from share issuances	365	—	—
Repurchase of common stock	—	—	(63,008)
Redemption of Preferred OP units for cash	—	(5,377)	(4,500)
Offering costs associated with shelf registration	(522)	—	—
Redemption of Operating Partnership units for cash	(2,341)	(108)	(4,617)
Contributions from noncontrolling interests	29	74	—
Dividends paid on common stock	(1,375,003)	(1,046,341)	(805,311)
Distributions to noncontrolling interests	(63,177)	(59,719)	(57,793)
Net cash (used in) provided by financing activities	(202,290)	423,130	431,861
Net (decrease) increase in cash, cash equivalents, and restricted cash	38,220	7,348	21,541
Cash, cash equivalents, and restricted cash, beginning of the period	105,083	97,735	76,194
Cash, cash equivalents, and restricted cash, end of the period	$143,303	$105,083	$97,735
Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$99,062	$92,868	$71,126
Restricted cash included in other assets	6,021	4,867	5,068
	$105,083	$97,735	$76,194
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$138,222	$99,062	$92,868
Restricted cash included in other assets	5,081	6,021	4,867
	$143,303	$105,083	$97,735
Supplemental schedule of cash flow information
Interest paid	$499,417	$338,552	$197,069
Income taxes paid	33,772	22,753	18,957
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(32,954)	$(116,336)	$—
Common stock and paid-in capital	31,054	16,336	—
Noncontrolling interests in Operating Partnership Note Receivable Payoff	1,900	100,000	—
Redemption of Preferred D Units in the Operating Partnership for loans
Preferred OP units redeemed	$(87,696)	$—	$—
Note Payable	87,696	—	—
Issuance of OP and Preferred OP units in conjunction with business combination
Preferred OP units issued	$—	$—	$(6,000)
OP units issued	—	—	(16,000)
Conversion of Preferred OP Units to common OP Units
Preferred OP Units	$27,518	$—	$—
Common OP Units	(27,518)	—	—
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$486,266	$265	$16,298
Operating lease liabilities	(486,266)	(265)	(16,298)
Acquisitions of real estate assets
Real estate assets, net	$101,403	$—	$171,703
Value of equity issued	(100,414)	—	(165,965)
Net liabilities assumed	(2,842)	—	—
Investment in unconsolidated real estate ventures	1,853	—	1,085
Finance lease liability	—	—	(6,823)
Life Storage Merger real estate assets
Real estate assets, net	$—	$13,575,501	$—
Value of common stock issued	—	(11,353,338)	—
Unsecured senior notes	—	(2,106,866)	—
Value of OP units issued	—	(249,470)	—
Net liabilities assumed	—	(191,077)	—
Investment in unconsolidated real estate ventures	—	325,250	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$11,037	$10,508	$368
Accounts payable and accrued expenses	(11,037)	(10,508)	(368)
Buyback of bridge loan
Real estate assets, net	$39,200	$—	$—
Bridge loan receivable	(39,200)	—	—

See notes to consolidated financial statements.

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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2024, the Company had direct and indirect equity interests in 2,436 storage facilities. In addition, the Company managed 1,575 stores for third parties bringing the total number of stores which it owns and/or manages to 4,011. These stores are located in 42 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain of its third-party self-storage owners.
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
The Company determined that its operating partnership met the definition of a VIE and is consolidated. Additionally, as of December 31, 2024 the Company determined in addition to its operating partnership that it had one consolidated joint venture VIE, consisting of one store.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$15,733	$—	$15,733	$—
Other liabilities - Cash flow hedge swap agreements	710	—	710	—
There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2024. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2024 or 2023.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to the discounted future net operating cash flows attributable to the assets (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, of the assets that have been identified as held for sale is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations. Refer to the Real Estate Assets footnote below for further discussion on the Company's held for sale properties for the year ended December 31, 2024.
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
The Company evaluates goodwill for impairment at least annually and whenever events, circumstances, and other related factors indicate that fair value of the related reporting unit may be less than the carrying value. If the fair value of the reporting unit is determined to exceed the aggregate carrying amount, no impairment charge is recorded. Otherwise, an impairment charge is recorded for the amount in which the carrying value of the reporting unit exceeds the fair value. No impairments of goodwill were recorded for any period presented herein.
As of December 31, 2024 and 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, net, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, revolving lines of credit and commercial paper and other liabilities reflected in the consolidated balance sheets at December 31, 2024 and 2023, approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States primarily relating to operating cash reserve for the Company's captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair values of the Company’s notes receivable from Common Operating Partnership unit holders were based on the discounted estimated future cash flow of the notes (categorized within Level 3 of the fair value hierarchy); the discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy); the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes receivable from Preferred and Common Operating Partnership unit holders	$52,112	$50,000	$1,886	$1,900
Fixed rate notes receivable	40,818	42,000	—	—
Fixed rate debt	8,949,297	9,420,848	7,482,054	8,048,605
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
The purchase of stores is considered an asset acquisition. As such, the purchase price is allocated to the real estate assets acquired based on their relative fair values, which are estimated using significant unobservable inputs. The value of the tangible assets, consisting of land and buildings, is determined as if vacant. Intangible assets, which represent the value of existing tenant relationships, are recorded at their relative fair values based on the avoided cost to replace the current leases. The Company measures the value of tenant relationships based on the rent lost due to the amount of time required to replace existing customers, which is based on the Company’s historical experience with turnover in its stores. Any debt assumed as part of the acquisition is recorded at fair value based on current interest rates compared to contractual rates. Acquisition-related transaction costs are capitalized as part of the purchase price.

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
Investments in Unconsolidated Real Estate Entities
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company's noncontrolling interest in real estate joint ventures that own stores and the Company's interest in preferred stock of SmartStop Self Storage REIT, Inc. (“SmartStop”) and Strategic Storage Trust VI, Inc. (“Strategic Storage”), an affiliate of SmartStop. The Company’s investments in real estate joint ventures, where the Company has significant influence, but not control and joint ventures which are VIEs in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements.
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
The Company evaluated its investment in preferred stock of non-public real estate entities and determined it did not have significant influence over the entity, and the investment in preferred stock does not have a readily determinable fair value, therefore it has been recorded at the transaction price. The Company periodically evaluates the investment for impairment. No impairments were recorded in our evaluations for any period presented herein.
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
Risk Management and Use of Financial Instruments
In the normal course of its ongoing business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants or bridge loan borrowers to make contractually required payments. Market risk is the risk of declines in the value of stores due to changes in rental rates, interest rates or other market factors affecting the value of stores held by the Company. The Company has entered into interest rate swap agreements and issued variable-rate bridge loans to manage a portion of its interest rate risk.
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
The Company's management fees are earned subject to the terms of the related management services agreements (“MSAs”). These MSAs provide that the Company will perform management services, which include leasing and operating the property and providing accounting, marketing, banking, maintenance and other services. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from stores owned by third parties and unconsolidated joint ventures. MSAs generally have original terms from three to five years, after which management services are provided on a month-to-month basis unless terminated. Management fees are due on the last day of each calendar month that management services are provided.
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
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts up to ten thousand dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2024, the total number of tenant insurance policies was 1.7 million, which was an aggregate coverage of approximately $5.3 billion. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant.
Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $50,519, $32,795 and $19,285 in advertising expense for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In order to maintain its qualification as a REIT, among other requirements, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, the Company would be subject to U.S. federal corporate income tax on all of its taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2024, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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
The Company has elected to treat certain corporate subsidiaries, including Extra Space Management, Inc. (“ESMI”), as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal corporate income tax and may also be subject to state and local income taxes. ESM Reinsurance Limited, a wholly-owned subsidiary of ESMI, generates income from insurance premiums that is subject to U.S. federal corporate income tax and state insurance premiums tax and pays certain insurance royalties to the Company.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2024 and 2023, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2024 and 2023, the Company had no interest or penalties related to uncertain tax provisions.
Stock-Based Compensation
The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value and any compensation expense is recognized over the service periods of each award.
Earnings Per Common Share
Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using the two-class, treasury stock or if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, Series A Participating Redeemable Preferred Units (“Series A Units”), Series B Redeemable Preferred Units (“Series B Units”), Series D Redeemable Preferred Units (“Series D Units”) and together with the Series A Units and Series B Units, the (“Preferred OP Units") and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price of $156.25 for the year ended December 31, 2024.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2024	2023	2022
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	8,659,092	7,970,487	—
Series B Units	214,836	236,130	187,664
Series D Units	928,637	1,332,049	1,140,513
	9,802,565	9,538,666	1,328,177
For the purposes of computing the diluted impact on earnings per share of the potential exchange of Series A Units for common shares upon redemption, where the Company had the option to redeem in cash or shares and where the Company had stated the positive intent and ability to settle at least $101,700 of the instrument in cash (or net settle a portion of the Series A Units against the related outstanding note receivable), only the amount of the instrument in excess of $101,700 was considered in the calculation of shares contingently issuable for the purposes of computing diluted earnings per share as allowed by ASC 260-10-45-46. Accordingly, the number of shares included in the computation for diluted earnings per share related to the Series A Units in the relevant periods is equal to the number of Series A Units that were outstanding, with no additional shares included related to the $101,700 fixed amount.

The computation of earnings per share is as follows for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
Net income attributable to common stockholders	$854,681	$803,198	$860,688
Earnings and dividends allocated to participating securities	(1,495)	(1,230)	(1,201)
Earnings for basic computations	853,186	801,968	859,487
Income allocated to noncontrolling interest - Preferred Operating Partnership Units and Operating Partnership Units	—	—	50,706
Fixed component of income allocated to noncontrolling interest - Preferred Operating Partnership (Series A Units)	—	—	(2,288)
Net income for diluted computations	$853,186	$801,968	$907,905

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,575,240	169,216,989	134,050,815
OP Units	—	—	6,749,995
Series A Units	—	—	875,480
Shares related to dilutive stock options	2,440	3,893	5,098
Average number of common shares outstanding - diluted	211,577,680	169,220,882	141,681,388
Earnings per common share
Basic	$4.03	$4.74	$6.41
Diluted	$4.03	$4.74	$6.41
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

performance and to allocate resources. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements include incremental disclosures related to its two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The Company has adopted this standard as of December 31, 2024. Refer to note 17 for further discussion of the Company's reportable segments.
In December 2023, the FASB issued ASU No. 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024, therefore, compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its annual report on Form 10-K for the year ending December 31, 2025, and is continuing to research the impact of this amended guidance, however, does not expect this standard to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03 – “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, therefore, compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2024	December 31, 2023
Land	$4,994,642	$4,904,705
Buildings, improvements and other intangibles	22,336,386	21,664,224
Right of use assets - finance lease	140,259	143,842
Intangible assets - tenant relationships	326,440	321,019
Intangible lease rights	27,743	27,743
	27,825,470	27,061,533
Less: accumulated depreciation and amortization	(3,339,136)	(2,624,405)
Net operating real estate assets	24,486,334	24,437,128
Real estate under development/redevelopment	101,293	118,745
Real estate assets, net	$24,587,627	$24,555,873

Real estate assets held for sale included in real estate assets, net	$103,756	$—
During the year ended December 31, 2024, the Company had 18 stores classified as held for sale. Of the 18 stores, 10 had an estimated fair value, net of selling costs, which was less than their net carrying value. As a result, during the year ended December 31, 2024, the Company recorded estimated losses of $63,250 on its consolidated statements of operations. This amount is shown net of the sale of a property which generated a gain of $37,344. As of December 31, 2024, the Company had 13 stores classified as held for sale which are included in real estate assets, net. Of the 13 stores, five had an estimated fair value, net of selling costs, of $43,107, which was less than the net carrying value of the assets. The loss on these stores is included in gain (loss) on real estate assets held for sale and sold, net. Assets held for sale are included in the self-storage operations segment of the Company’s segment information.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

In September 2024, the Company amended existing triple-net lease agreements for land and buildings related to 27 stores that had initially been entered into in June and August 2019. The Company also entered into new triple-net lease agreements for land and buildings related to 12 additional stores. Both the initial 27 stores and the additional 12 stores added to the triple net lease structure are categorized as operating leases and have been presented in real estate assets - operating lease right-of-use assets and operating lease liabilities on the Company's consolidated balance sheets.
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $114,614, $59,807, and $13,981 for the years ended December 31, 2024, 2023 and 2022, respectively. The remaining balance of the unamortized lease rights will be amortized over the next four to 38 years. Accumulated amortization related to intangibles was $363,916 and $317,511 as of December 31, 2024 and 2023, respectively.

4.     OTHER ASSETS
The components of other assets are summarized as follows:

	December 31, 2024	December 31, 2023
Goodwill	$170,811	$170,811
Receivables, net	129,748	134,716
Prepaid expenses and deposits	137,494	85,153
Other intangible assets, net	32,206	66,332
Trade name	—	50,000
Fair value of interest rate swaps	15,733	26,183
Equipment and fixtures, net	50,365	48,697
Deferred line of credit financing costs, net	7,548	9,787
Restricted cash	5,081	6,021
	$548,986	$597,700
During the year ended December 31, 2024, the Company decided to operate all stores under a single brand. As a result of that decision, the Company deemed the Life Storage trade name intangible asset to be impaired and recognized a loss for the full value of the asset. A loss of 51,763 for the write-off of the asset and related costs has been recorded in impairment of Life Storage trade name on the Company's consolidated statements of operations for the year ended December 31, 2024. The trade name was originally recorded at fair value based on royalty payments avoided had the trade name been owned by a third party. This was determined using market royalty rates and a discounted cash flow analysis under the relief-from-royalty method. Intangible assets are included in the self-storage operations segment of the Company’s segment information.
Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. The Company capitalizes certain costs during the application development stage when developing software for internal use. As of December 31, 2024 and 2023, unamortized software costs were $16,254 and $18,844. During the year ended December 31, 2024 and 2023, the Company recorded amortization expense of $5,307 and $5,377, respectively, relating to capitalized software costs.

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
•Trade name – Trade names were recorded at fair value based on royalty payments avoided had the trade name been owned by a third party. This is determined using market royalty rates and a discounted cash flow analysis under the relief-from-royalty method. This method incorporates various assumptions, including projected revenue growth rates, the terminal growth rate, the royalty rate to be applied, and the discount rate utilized. The trade name is an indefinite lived asset and as such is not amortized. During the year ended December 31, 2024, the Company decided to operate all stores under a single brand. As a result of that decision, the Company deemed the Life Storage trade name intangible asset to be impaired and recognized a loss for the full value of the asset.
•Unsecured senior notes – Unsecured senior notes were recorded at fair value using readily available market data. The below-market value of debt is recorded as a debt discount and reported as a reduction of the unsecured senior notes, net balance on the consolidated balance sheets. The discount is amortized using the effective interest method as an increase to interest expense over the remaining terms of the unsecured senior notes.
•Other assets and liabilities – The carrying values of cash, accounts receivable, prepaids and other assets, accounts payable, accrued expenses and other liabilities represented the fair values.
The Company amortizes to expense intangible assets - other on a straight-line basis. The following table summarizes the accumulated amortization related to intangible assets - other:

	December 31, 2024		For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Intangible Assets:	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Amortization Expense
Intangible assets - other	$82,000	$49,819	$34,124	$15,695

	Estimated Aggregate Amortization Expense
Intangible Assets:	2025	2026
Intangible assets - other	$19,833	$11,569
Store Acquisitions
The following table shows the Company’s acquisitions of stores for the years ended December 31, 2024 and 2023. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

		Consideration Paid							Total
Period	Number of Stores	Total	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Total 2024	58	$584,168	$479,059	$—	$—	$1,853	$2,842	$100,414	$584,168
Total 2023	14	$147,729	$135,577	$12,000	$—	$—	$152	$—	$147,729

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

On September 15, 2022, the Company completed the acquisition of multiple entities doing business as Storage Express for a purchase price of $590.0 million. A portion of the consideration paid was in the form of the issuance of 619,294 OP units (a total value of $125 million) and the remainder in cash. The portfolio included 106 operating stores and eight parcels of land for future development, all located in Illinois, Indiana, Kentucky and Ohio. This acquisition did not meet the definition of a business under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” and was therefore recorded as an asset acquisition.
Other Investments
On June 1, 2022, the Company completed the acquisition of Bargold Storage Systems, LLC (“Bargold”) for a purchase price of approximately $179.3 million. Bargold leases space in apartment buildings, primarily in New York City and its boroughs, builds out the space as storage units, and subleases the units to tenants. As of June 1, 2022, Bargold had approximately 17,000 storage units with an approximate occupancy of 97%. This acquisition is considered a business combination under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”
The following table summarizes the total consideration transferred to acquire Bargold:

Total cash paid by the company	$157,302
Fair value of Series D Units issued	16,000
Fair value of OP Units issued	6,000
Total consideration transferred	$179,302

As part of this acquisition, the Company recorded an expense of $1,465 related to transaction costs.
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

Pro Forma Information

As noted above, during the year ended December 31, 2022, the Company acquired Bargold. The following pro forma financial information is based on the combined historical financial statements of the Company and Bargold, however, only includes revenue and presents the Company's results as if the acquisition had occurred on January 1, 2022. Net income was excluded as it was impracticable to report expenses due to the lack of historical accrual basis accounting.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

For the Year Ended December 31, 2022
Pro Forma
Total revenues	$1,930,816
Store Dispositions

During the year ended December 31, 2024, the Company closed on the sale of six stores for total consideration of $102,484. Five of the six stores had been classified as held for sale. The five stores previously held for sale had been written down, resulting in a loss of $33,662, while the sale of the sixth store resulted in a $37,344 gain. These amounts have been recognized on the Company's consolidated statements of operations at December 31, 2024, presented within gain (loss) on real estate assets held for sale and sold, net.

The Company disposed of one store on May 18, 2022 and one on June 21, 2022, for a total cash consideration of approximately $38,745, resulting in a gain of approximately $14,200. Both had been classified as held for sale.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	December 31,
				2024	2023
PRISA Self Storage LLC	85	4%	4%	$8,967	$9,435
HF1 Sovran HHF Storage Holdings LLC (2)	37	49%	49%-59%	304,526	105,339
Storage Portfolio II JV LLC	36	10%	30%	(9,584)	(8,314)
Storage Portfolio IV JV LLC	32	10%	30%	47,150	48,184
Storage Portfolio I LLC	24	34%	49%	(43,803)	(42,487)
PR II EXR JV LLC	23	25%	25%	105,909	108,160
HF2 Sovran HHF Storage Holdings II LLC (2)	22	49%	49%-59%	114,034	41,613
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	25,192	26,051
HF6 191 V Life Storage Holdings LLC	17	20%	20%	10,821	12,702
ESS-CA TIVS JV LP	16	55%	55%-65%	27,217	29,128
VRS Self Storage, LLC	16	45%	54%	(17,557)	(16,386)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	19,295	20,019
Other unconsolidated real estate ventures (3) (4)	119	10%-50%	10%-50%	314,852	317,104
SmartStop Self Storage REIT, Inc. Preferred Stock (6)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (5)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	460			$1,257,019	$1,000,548

Investments in unconsolidated real estate entities				$1,332,338	$1,071,617
Cash distributions in unconsolidated real estate ventures				(75,319)	(71,069)
Net Investments in and Cash distributions in unconsolidated real estate entities				$1,257,019	$1,000,548
(1)Includes pro-rata equity ownership share and promoted interest.
(2)In November 2024, the Company acquired additional ownership interest in HF1 Sovran HHF Storage Holdings LLC and HF2 Sovran HHF Storage Holdings II LLC from its partner in the unconsolidated joint ventures for cash consideration of $251,235. The transaction increased the equity ownership percentages from 20% and 15%, respectively, to 49% in each unconsolidated joint venture. The additional investment is presented on the Company's consolidated balance sheets under investments in unconsolidated real estate entities.
(3)In September 2024, the Company sold its membership interest in the Alan Jathoo JV LLC unconsolidated joint venture, which held nine stores, to its partner in such joint venture and recognized a gain of $3,406 on the transaction. This gain and the gain from the ESS Bristol Investments LLC transaction referenced below are presented in equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest on the Company's consolidated statements of operations for the year ended December 31, 2024.
(4)In August 2024, the ESS Bristol Investments LLC unconsolidated joint venture sold five of its eight stores to another of the Company's unconsolidated joint ventures, and the Company recognized a gain of $10,324 for its pro rata share of the transaction. The Company then acquired its partner's membership interest in the remaining three stores held by ESS Bristol Investments LLC, which is now presented under real estate assets, net on the Company's consolidated balance sheets.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

(5)In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities on the Company's consolidated statements of operations.
(6)In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 6.25% per annum. On November 1, 2024, the dividend rate increased to 7.00% per annum, and is now subject to increase each year. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company's consolidated statements of operations.
Subsequent to year end, on February 4, 2025, the Company invested $100,000 in shares of newly issued convertible preferred stock of Strategic Storage Growth Trust III, Inc., an affiliate of SmartStop Self Storage REIT, Inc. The dividend rate for the preferred shares is 8.85% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing, and are redeemable thereafter subject to a redemption premium.
In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2024, there were no previously unconsolidated entities that were required to be consolidated as a result of this review. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.
Equity in earnings and dividend income from unconsolidated real estate entities consists of the following:

	For the Year Ended December 31,
	2024	2023	2022
Equity in earnings of PRISA Self Storage LLC	$3,212	$3,320	$3,272
Equity in earnings of HF1 Sovran HHF Storage Holdings LLC (1)	4,977	1,553	—
Equity in earnings of Storage Portfolio II JV LLC	2,661	3,094	3,398
Equity in earnings of Storage Portfolio IV JV LLC	1,440	1,319	917
Equity in earnings of Storage Portfolio I LLC	4,822	5,182	4,684
Equity in earnings of PR II EXR JV LLC	2,351	2,227	1,229
Equity in earnings of HF2 Sovran HHF Storage Holdings II LLC (1)	2,466	691	—
Equity in earnings of HF5 Life Storage-HIERS Storage LLC (1)	761	377	—
Equity in earnings of HF6 191 V Life Storage Holdings LLC (1)	(891)	(735)	—
Equity in earnings of ESS-CA TIVS JV LP	3,574	3,873	2,753
Equity in earnings of VRS Self Storage, LLC	5,186	5,253	5,401
Equity in earnings of HF10 Life Storage HHF Wasatch Holdings LLC (1)	598	40	—
Equity in earnings of other minority owned stores (1)	10,847	7,740	7,265
Dividend income from SmartStop preferred stock	12,755	12,500	12,509
Dividend income from Strategic Storage preferred stock	12,513	8,401	—
	$67,272	$54,835	$41,428
(1)For the year ended December 31, 2023, the earnings of the 16 joint ventures from the Life Storage Merger are from the close of acquisition on July 20, 2023.
Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $60,253 of these equity investments over its original basis. The excess basis is amortized over 39 years.
The Company provides management services to joint ventures for a fee. Management fee revenues for affiliated real estate joint ventures for the years ended December 31, 2024, 2023 and 2022 were $38,940, $31,755 and $24,389, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

7.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company's investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	December 31, 2024	December 31, 2023
Debt securities - Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	1,244,575	594,727
Dividends and Interest Receivable	6,375	10,042
	$1,550,950	$904,769
In November 2020, the Company invested $300,000 in the preferred stock of JCAP in connection with the acquisition of JCAP by NexPoint. This investment consisted of 200,000 Series A Preferred Shares valued at a total of $200,000, and 100,000 Series B Preferred Shares valued at a total of $100,000. In December 2022, the Company completed a modification with Nexpoint Storage Partners (as successor in interest to JCAP) that exchanged the Series A and Series B Preferred Shares for 300,000 Series D Preferred Shares, valued at a total of $300,000. The Series D Preferred Shares are mandatorily redeemable after six years from the modification in December 2022, with two one-year extension options. NexPoint may redeem the Series D Preferred Shares at any time, subject to certain prepayment penalties. The Company accounts for the Series D Preferred Shares as a held to maturity debt security at amortized cost and evaluates whether the fair value is below the amortized cost basis at each reporting period. The Series D Preferred Shares have an initial dividend rate of 8.5%. If the investment is not retired after six years, the preferred dividends increase annually.
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
The Company offers bridge loan financing to certain of its third-party self-storage owners. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties that the Company manages, and mezzanine loans receivable, which are secured by equity interest pledges. As of December 31, 2024, 74% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the year ended December 31, 2024, the Company sold a total principal amount of $183,632 of its mortgage bridge loans receivable to third parties for a total of $183,632 in cash, closed on $845,760 in initial loan draws, and recorded $54,545 of draws for interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. During the year ended December 31, 2024, one of the notes receivable entered nonaccrual status. Subsequent to year end, the Company purchased the property that collateralized the note, which was paid off at the time of close, with no gain or loss recognized. No other notes receivable are in past-due or nonaccrual status. The allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

8.     DEBT
The components of term debt are summarized as follows:

Term Debt	December 31, 2024	December 31, 2023
Secured notes payable (1)	$1,013,661	$1,279,105
Unsecured term loans	2,200,000	2,660,000
Unsecured senior notes	8,025,000	6,725,000
Total	11,238,661	10,664,105
Less: Discount on unsecured senior notes, net (2)	(222,254)	(274,350)
Less: Unamortized debt issuance costs	(56,391)	(55,007)
Total	$10,960,016	$10,334,748

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount to be amortized over the term of the debt.

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at December 31, 2024:

2025	$780,922
2026	1,409,467
2027	1,311,163
2028	1,627,800
2029	1,516,380
2030	1,342,929
2031	1,650,000
2032	600,000
2033	—
2034	600,000
Thereafter	400,000
Total	$11,238,661

On November 20, 2024, the Company established a commercial paper note program. Under the terms of the program, the Company may issue up to $1 billion of unsecured commercial paper notes that bear interest at variable rates with a maturity of varying amounts (generally 30 days or less, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes will be used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company's consolidated balance sheets. The commercial paper notes sold during the year ended December 31, 2024 had a weighted-average maturity term of 20 days. At December 31, 2024, there were $500 million in issuances outstanding under the commercial paper program.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper for the periods indicated:

	As of December 31, 2024
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$25,000	$140,000	5.8%	7/1/2026	SOFR plus 1.35%
Unsecured credit line (2)	837,000	2,000,000	5.4%	6/22/2027	SOFR plus 0.875%
Commercial paper	500,000	1,000,000	4.8% (3)	Various
	$1,362,000	$3,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of December 31, 2024. Rate is subject to change based on the Company's investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
On June 22, 2023, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). Pursuant to the terms of the Credit Agreement, the Company may request an extension of the term of the revolving credit facility for up to two additional periods of six months each, after satisfying certain conditions. On August 11, 2023, the capacity was increased by $60 million.
On August 21, 2024, the Company entered into Amendment 1 to the Third Amended and Restated Credit Agreement, which increased the overall term debt borrowings by $275,000 and reduced the spread on a portion of term debt borrowings by 30 basis points.
As of December 31, 2024, amounts outstanding under the revolving credit facility bore interest at floating rates, at the Company’s option, equal to either (i) Adjusted Term or Daily Simple SOFR plus the applicable margin or (ii) the applicable base rate which is the applicable margin plus the highest of (a) 0.0%, (b) the federal funds rate plus 0.50%, (c) U.S. Bank’s prime rate or (d) the SOFR rate plus 1.00%. Per the Credit Agreement, the applicable SOFR rate margin and applicable base rate margin are based on the Company’s achieved debt rating, with the SOFR rate margin ranging from 0.7% to 2.2% per annum and the applicable base rate margin ranging from 0.00% to 1.20% per annum.
The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company's unsecured debt is subject to certain financial covenants. As of December 31, 2024, the Company was in compliance with all of its financial covenants.
As of December 31, 2024, the Company’s percentage of fixed-rate debt to total debt was 75.8%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.1% and 5.4%, respectively. The combined weighted average interest rate was 4.4%.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2024, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2025, the Company estimates that $9,869 will be reclassified as an increase to interest income.
The following table summarizes the terms of the Company’s 13 active derivative financial instruments, which had a total current notional amount of $1,381,834 as of December 31, 2024, and one forward-starting derivative financial instruments with an effective date of July 14, 2025.

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$32,000 - $245,000	0.96% - 4.33%	11/30/2022 - 7/14/2025	1/30/2025 - 2/1/2028

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	December 31, 2024	December 31, 2023
Other assets	$15,733	$26,183
Other liabilities	$710	$5,030
Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Year Ended December 31,
Type	2024	2023		2024	2023	2022
Swap Agreements	$22,141	$8,730	Interest expense	$26,885	$41,541	$(7,877)
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was immaterial. As of December 31, 2024, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2024, it could have been required to cash settle its obligations under these agreements at their termination value.
10.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2024, 211,995,510 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

All holders of the Company's common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is Broadridge Corporate Issuer Solutions, LLC.

During the year ended December 31, 2024, the Company sold no shares of common stock.

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

On November 13, 2023, the Company's board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2023 and the year ended December 31, 2024, no shares were repurchased. As of December 31, 2024, the Company had remaining authorization to repurchase shares with an aggregate value up to $500,000.

On July 20, 2023, the Company issued 76,217,359 shares of its common stock at $148.96 for a total value of $11,353,338 as part of the Life Storage Merger. See Property Acquisitions and Dispositions note above.

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
The Company has evaluated the terms of the Operating Partnership’s preferred units and classifies the noncontrolling interest represented by such preferred units as stockholders’ equity in the accompanying consolidated balance sheets. The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount and (2) the redemption value as of the end of the period in which the determination is made.

At December 31, 2024 and December 31, 2023, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company's consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP units as presented in the Statement of Noncontrolling Interests and Equity as of the periods indicated are as follows:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	December 31, 2024	December 31, 2023
Series B Units	$33,567	$33,567
Series D Units	42,525	188,793
	$76,092	$222,360
Series A Participating Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of December 31, 2024 and December 31, 2023, there were no outstanding Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units (defined below) and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at December 31, 2024. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.
Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of December 31, 2024 and December 31, 2023, there were no outstanding Series C Units.
Series D Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $42,525, which represents 1,700,989 Series D Units outstanding at December 31, 2024. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the year ended December 31, 2024, 1,242,168 Series D Units were redeemed for 213,661 shares of common stock.
On October 1, 2024, 3,507,844 Series D Units were liquidated and returned to the Company. In exchange, the former holders of the Series D Units were issued notes totaling $87,696, which represented the total liquidation value of the Units, due on January 1, 2050. Interest will be paid to the former Unit holders quarterly, commencing December 31, 2024, at the existing rate of 3.35%. The full liquidation value was reclassified from noncontrolling interest represented by preferred operating partnership units to other liabilities on the Company's consolidated balance sheets.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

On December 27, 2024, 1,100,734 Series D Units were converted to 183,398 Common OP Units. As a result $27,518 was moved from noncontrolling interest represented by preferred operating partnership units to noncontrolling interests in operating partnership, net and other noncontrolling interests on the Company's consolidated balance sheets.
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
12.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of December 31, 2024. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2023, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a note receivable of $1,900 because a borrower under the note receivable was also a holder of OP Units. This note receivable originated in December 2014, bore interest at 5.0% per annum and matured on December 15, 2024. As of December 31, 2024, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a new note receivable of $50,000 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2024, bears interest at 10% per annum and matures on December 30, 2025.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company's option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company's common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership Agreement. As of December 31, 2024, the ten-day average closing price of the Company's common stock was $148.35 and there were 9,353,941 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2024 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,387,657 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
OP Units redeemed for common stock	323,191	2,803	—
OP Units redeemed for cash	15,481	1,000	24,824
Cash paid for OP Units redeemed	$2,341	$108	$4,617
OP Units issued in conjunction with business combination, acquisitions, and preferred unit conversion	807,019	1,674,748	711,037
Value of OP Units issued in conjunction with business combination, acquisitions, and preferred unit conversion	$127,932	$249,470	$141,000
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
The Company has evaluated the terms of the OP Units and classifies the noncontrolling interest represented by the OP Units as stockholders’ equity in the accompanying consolidated balance sheets. The Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling amount as permanent equity in the

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

consolidated balance sheets. Any noncontrolling interests that fail to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in ten consolidated joint ventures as of December 31, 2024. There are a total of 14 stores in consolidated joint ventures, nine of which are operating and the other five of which are under development. The voting interests of the partners are 17.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at December 31, 2024 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.
13.    LEASES
Lessee Accounting
The Company accounts for leases under ASC 842, “Leases.” Right-of-use assets associated with operating leases are included in real estate assets - operating lease right-of-use assets and operating lease liabilities are included in operating lease liabilities on the Company's consolidated balance sheets. Right-of-use assets associated with finance leases are included in real estate assets, net and finance lease liabilities are included in other liabilities on the Company's consolidated balance sheets.
During the year ended December 31, 2024, the Company recorded no new finance lease right-of-use assets and finance lease liabilities.
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:
•Leases of real estate at 77 stores classified as wholly-owned or in consolidated joint ventures. These leases generally have original lease terms between 10-99 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.
•Leases of its corporate offices and call center. These leases have original lease terms between five and 14 years, with no extension options. In 2021 the Company modified and extended the lease of its corporate offices to add additional space and extend the lease until 2034.
•Leases of 21 regional offices. These leases have original lease terms between two and five years. The Company has the option on certain of these leases to extend the lease term for up to three additional years.
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
The following is information on our total lease costs as of the period indicated:

	For the Year Ended December 31,
	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$4,018	$3,961
Interest expense related to finance lease liabilities	4,722	4,483
Operating lease cost	42,560	35,783
Variable lease cost	16,005	11,632
Short-term lease cost	24	24
Total lease cost	$67,329	$55,883

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$4,440	$4,483
Operating cash outflows for operating lease payments	29,705	29,234
Total cash flows for lease liability measurement	$34,145	$33,717

Right-of-use assets obtained in exchange for new operating lease liabilities	$486,266	$265
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—

Weighted average remaining lease term - finance leases (years)	55.00	54.00
Weighted average remaining lease term - operating leases (years)	24.00	18.68
Weighted average discount rate - finance leases	3.32%	3.31%
Weighted average discount rate - operating leases	5.73%	3.91%
The following table presents information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2025	$47,392	$6,571	$53,963
2026	48,322	6,715	55,037
2027	48,724	6,842	55,566
2028	49,186	6,955	56,141
2029	49,863	7,094	56,957
Thereafter	1,129,756	346,684	1,476,440
Total	$1,373,243	$380,861	$1,754,104
Present value adjustments (Less: future interest expense)	(667,398)	(239,078)	(906,476)
Lease liabilities	$705,845	$141,783	$847,628

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Lessor Accounting
The Company's property rental revenue is primarily related to rents received from tenants at its operating stores. The Company's leases with its self-storage tenants are generally on month-to-month terms, include automatic monthly renewals, allow flexibility to increase rental rates over time as market conditions permit, and provide for the collection of contingent fees such as late fees. These leases do not include any terms or conditions that allow the tenants to purchase the leased space. All self-storage leases for which the Company acts as lessor have been classified as operating leases. The real estate assets related to the Company's stores are included in real estate assets, net on the Company's consolidated balance sheets and are presented at historical cost less accumulated depreciation and impairment, if any. Rental income related to these operating leases is included in property rental revenue on the Company's consolidated statements of operations, and is recognized each month as part of the month-to-month terms at the rental rate in place during each month.
14.     STOCK-BASED COMPENSATION

As of December 31, 2024, 156,341 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”).
Options are exercisable once vested. Options are exercisable at such times and subject to such terms as determined by the Compensation Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Options expire 10 years from the date of grant. All of the Company's remaining outstanding options were exercised during the year ended December 31, 2024.
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
Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	9,272	$82.47
Exercised	—	—
Outstanding at December 31, 2022	9,272	$82.47
Exercised	—	—
Outstanding at December 31, 2023	9,272	$82.47
Exercised	(9,272)	82.47
Outstanding at December 31, 2024	—	$—

The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $798, $0 and $0, respectively.
There have been no options granted since 2016. The Company recorded no compensation expense relating to outstanding options in general and administrative expense for the years ended December 31, 2024, 2023 and 2022. Net proceeds received for the years ended December 31, 2024, 2023 and 2022, related to option exercises was $765, $0 and $0, respectively. At December 31, 2024, there was no unrecognized compensation expense related to non-vested stock options under the Plan.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Common Stock Granted to Employees and Directors
The Company recorded $16,808, $14,205 and $12,086 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2024, 2023 and 2022, respectively. The forfeiture rate, which is estimated at a weighted-average of 6.4% of unvested awards outstanding as of December 31, 2024, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2024 there was $23,044 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.15 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.
A summary of the Company’s employee and director stock grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2021	199,778	$115.16
Granted	105,677	201.12
Released	(86,781)	112.31
Canceled	(10,614)	147.03
Unreleased at December 31, 2022	208,060	$158.38
Granted	98,263	158.04
Released	(90,662)	147.21
Canceled	(10,084)	165.36
Unreleased at December 31, 2023	205,577	$162.81
Granted	142,324	147.87
Released	(93,453)	153.78
Canceled	(6,365)	155.37
Unreleased at December 31, 2024	248,083	$157.84

Performance-based Stock Units
The performance-based stock units (the “PSUs”) granted to executives represent the right to earn shares of the Company's common stock. These awards have two financial performance components: (1) the Company's core FFO performance (“FFO Target”), and (2) the Company's total stockholder return relative to the performance of a defined group of peers (“TSR Target”). Each of these performance components are weighted 50% and are measured over the performance period, which is defined as the three-year period ending December 31 from the year of grant. At the end of the performance period, the financial performance components are reviewed to determine the number of shares actually granted to executives, which can be as low as zero shares and up to a maximum of two shares issued for each PSU. A summary of the PSU activity is as follows:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	135,408	$111.69
Granted	61,085	223.96
Released	(49,334)	$194.21
Unvested at December 31, 2022	147,159	$130.63
Granted	86,795	207.28
Released	(45,242)	$162.18
Unvested at December 31, 2023	188,712	$158.32
Granted	115,283	161.82
Released	(40,832)	$143.36
Unvested at December 31, 2024	263,163	$162.17
The Company recorded $12,183, $12,433 and $9,299 of expense in general and administrative expense in its statement of operations related to PSUs granted to employees for the years ended December 31, 2024, 2023 and 2022, respectively. The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company's common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

	For the Year Ended December 31,
	2024	2023	2022
Intrinsic value	$39,369	$30,256	$21,659
Risk-free rate	5.5%	4.6%	1.8%
Volatility	29.9%	29.3%	29.3%
Expected term (in years)	2.8	2.8	2.9
Dividend yield	—%	—%	—%
Unrecognized compensation cost	$19,642	$18,798	$13,241
Term over which compensation cost recognized (in years)	3	3	3
Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are released, therefore, a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2024 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
15.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2024, 2023 and 2022, the Company made matching contributions to the plan of $8,145, $6,576, and $5,169 respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”). The provisions include the new Corporate Alternative Minimum Tax (“CAMT”) and an excise tax on stock buybacks, each effective beginning in tax year 2023, as well as significant tax incentives for energy and climate initiatives. The Company has evaluated the impact of these provisions and does not expect the enactment of these provisions to have a material impact on the Company's consolidated financial statements.
The income tax provision for the years ended December 31, 2024, 2023 and 2022, is comprised of the following components:

	For the Year Ended December 31, 2024
	Federal	State	Total
Current expense	$37,320	$6,951	$44,271
Tax credits/true-up	(9,413)	—	(9,413)
Change in deferred expense/(benefit)	(3,236)	1,856	(1,380)
Total tax expense	$24,671	$8,807	$33,478

	For the Year Ended December 31, 2023
	Federal	State	Total
Current expense	$26,516	$6,035	$32,551
Tax credits/true-up	(7,742)	—	(7,742)
Change in deferred expense	(4,151)	901	(3,250)
Total tax expense	$14,623	$6,936	$21,559

	For the Year Ended December 31, 2022
	Federal	State	Total
Current expense	$20,592	$4,546	$25,138
Tax credits/true-up	(6,071)	31	(6,040)
Change in deferred benefit	1,909	(82)	1,827
Total tax expense	$16,430	$4,495	$20,925
A reconciliation of the statutory income tax provisions to the effective income tax provisions for the periods indicated is as follows:

	For the Year Ended December 31,
	2024		2023		2022
Expected tax at statutory rate	$196,102	21.0%	$183,111	21.0%	$197,887	21.0%
Non-taxable REIT income	(161,989)	(17.3)%	(161,316)	(18.5)%	(172,966)	(18.4)%
State and local tax expense - net of federal benefit	8,851	0.9%	8,779	1.0%	4,160	0.4%
Change in valuation allowance	—	—%	(1,148)	(0.1)%	(1,093)	(0.1)%
Tax credits/true-up	(9,413)	(1.0)%	(7,742)	(0.9)%	(6,040)	(0.6)%
Miscellaneous	(73)	—%	(125)	—%	(1,023)	(0.1)%
Total provision	$33,478	3.6%	$21,559	2.5%	$20,925	2.2%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Fixed assets	$(34,846)	$(36,572)
Operating and Finance lease right-of-use assets	(6,495)	(6,831)
Other	(13,903)	(10,797)
State deferred taxes	(7,304)	(4,564)
Total deferred tax liabilities	(62,548)	(58,764)

Deferred tax assets:
Captive insurance subsidiary	2,119	509
Accrued liabilities	3,196	3,015
Stock compensation	4,787	3,961
Operating and Finance lease liabilities	9,249	9,013
Other	1,539	502
State deferred taxes	643	2,581
Total deferred tax assets	21,533	19,581

Net deferred income tax liabilities	$(41,015)	$(39,183)
The state income tax net operating losses expire between 2025 and 2044. The valuation allowance associated with the state income tax net operating losses was released in 2023. The tax years 2020 through 2023 remain open related to the state returns, and 2021 through 2023 for the federal returns.
17.     SEGMENT INFORMATION

The Company’s segment disclosures present the measure used by the chief operating decision makers (“CODMs”) for purposes of assessing each segment’s performance. The Company’s CODMs are comprised of several members of its executive management team who use net operating income (“NOI”) to assess the performance of the business for the Company’s reportable operating segments. The Company’s segments are comprised of two reportable segments: (1) self-storage operations and (2) tenant reinsurance. NOI for the Company's self-storage operations represents total property revenue less direct property operating expenses. NOI for the Company's tenant reinsurance segment represents tenant reinsurance revenue less tenant reinsurance expenses.
The Company's consolidated revenues equal total segment revenues plus management fees and other income. The self-storage operations activities include rental operations of wholly-owned stores and self-storage units acquired in the Bargold transaction on June 1, 2022. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Excluded from segment revenues and net operating income is management fees and other income.
The Chief Executive Officer (“CEO”) is the primary CODM for self-storage operations, and the Chief Financial Officer (“CFO”) is the primary CODM for tenant reinsurance. The CODM for each reportable operating segment regularly reviews NOI to assess the performance of each segment and make decisions about resources to be allocated to each segment. As part of this process, the CODM approves each operating segment’s budget, determines allocation of funds for capital expenditures, and reviews monthly discrete financial information. Based on each segment’s budgeted operating revenues and expenses, resources are allocated to each segment, and these budgeted amounts comprising NOI are compared against actual segment performance.

For all periods presented, substantially all of the Company's real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2024	2023	2022
Revenues
Self-Storage Operations	$2,803,252	$2,222,578	$1,654,735
Tenant Reinsurance	332,795	235,680	185,531
Total segment revenues	$3,136,047	$2,458,258	$1,840,266

Operating expenses
Self-Storage Operations:
Payroll and benefits	$170,529	$127,300	$94,005
Marketing	64,146	44,117	26,349
Office expense	123,604	97,621	74,400
Property operating expense	74,498	57,376	38,982
Repairs and maintenance	55,097	38,750	27,834
Property taxes	292,413	212,360	153,558
Insurance	32,892	25,466	14,636
Other segment items (1)	18,387	9,046	5,578
Total self-storage operations expenses	831,566	612,036	435,342

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (2)	$73,886	$58,874	$33,560

Total segment operating expenses	$905,452	$670,910	$468,902

Net operating income
Self-Storage Operations	$1,971,686	$1,610,542	$1,219,393
Tenant Reinsurance	258,909	176,806	151,971
Total segment net operating income:	$2,230,595	$1,787,348	$1,371,364

Other components of net income:
Management fees and other income	120,855	101,986	83,904
Transaction costs	—	—	(1,548)
Life Storage Merger transition costs	—	(66,732)	—
General and administrative expense	(167,398)	(146,408)	(129,251)
Depreciation and amortization expense	(783,023)	(506,053)	(288,316)
Gain (loss) on real estate assets held for sale and sold, net	(25,906)	—	14,249
Impairment of Life Storage trade name	(51,763)	—	—
Interest expense	(551,354)	(419,035)	(219,171)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(43,720)	(18,786)	—
Interest income	124,422	84,857	69,422
Equity in earnings and dividend income from unconsolidated real estate entities	67,272	54,835	41,428
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets	13,730	—	—

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Income tax expense	(33,478)	(21,559)	(20,925)
Net income	$900,232	$850,453	$921,156

(1) Other segment items for the Self-Storage Operations segment include miscellaneous items such as legal and professional fees, capital expenditures, taxes, and casualty losses.
(2) Tenant reinsurance expense and other segment items for the Tenant Reinsurance segment includes claims expense, acquisition costs, claims service fees and miscellaneous administrative items.

18.     COMMITMENTS AND CONTINGENCIES
As of December 31, 2024, the Company was under agreement to acquire eight stores at a total purchase price of $81,533. Acquisitions of all eight stores are scheduled to close in 2025.
As of December 31, 2024, the Company was under contract to sell 13 stores at a total sales price of $144,550. The sales of all 13 stores are scheduled to close in 2025.
As of December 31, 2024, the Company was under agreement to originate $245,995 in bridge loans in 2025.
As of December 31, 2024, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
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

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2024

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2024
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	38	$5,686	$53,193	$384,033	$18,063	$53,191	$402,098	$455,289	$28,626
AZ	49	22,102	147,273	567,989	18,431	147,272	586,421	733,693	59,998
CA	219	202,634	914,399	2,286,177	287,455	914,618	2,573,413	3,488,031	501,397
CO	27	25,798	49,985	192,497	22,640	50,703	214,419	265,122	39,143
CT	23	6,179	43,453	373,628	8,264	43,452	381,892	425,344	28,491
FL	256	151,928	692,608	3,009,106	131,435	690,728	3,142,421	3,833,149	323,023
GA	120	78,738	304,982	1,195,949	55,865	304,970	1,251,826	1,556,796	157,456
HI	14	—	29,836	160,978	25,305	29,836	186,282	216,118	48,926
ID	2	—	4,047	25,235	71	4,047	25,306	29,353	1,468
IL	104	15,888	203,952	1,082,223	54,630	203,331	1,137,474	1,340,805	112,677
IN	92	—	64,877	508,534	17,683	64,528	526,566	591,094	47,931
KS	1	—	366	1,897	1,200	366	3,097	3,463	1,668
KY	15	30,070	10,026	88,389	22,085	10,799	109,701	120,500	24,599
LA	10	—	16,673	126,604	6,660	16,674	133,263	149,937	12,356
MA	65	38,786	120,291	546,958	69,802	120,472	616,579	737,051	140,277
MD	44	71,078	157,195	450,952	46,923	156,605	498,465	655,070	124,999
ME	5	—	2,352	86,339	792	2,352	87,131	89,483	3,195
MI	11	4,199	13,162	89,881	7,467	13,162	97,348	110,510	15,525
MN	7	—	9,696	74,960	7,143	9,696	82,103	91,799	12,120
MO	29	—	33,809	357,853	15,112	33,768	373,006	406,774	24,006
MS	7	—	9,053	82,098	2,646	9,052	84,745	93,797	7,868
NC	54	—	93,492	557,728	17,743	93,489	575,473	668,962	47,845
NH	17	—	50,952	195,719	3,393	51,015	199,049	250,064	10,291
NJ	90	78,795	310,950	1,081,676	84,560	317,420	1,159,766	1,477,186	242,193
NM	12	24,572	32,248	72,559	8,450	32,247	81,010	113,257	19,464
NV	33	15,783	98,798	477,649	14,252	98,973	491,726	590,699	35,384
NY	80	3,235	341,104	1,200,614	83,904	342,924	1,282,698	1,625,622	140,005
OH	50	9,920	71,460	388,236	27,786	71,459	416,023	487,482	36,109
OK	4	—	3,917	28,534	458	3,917	28,992	32,909	1,191
OR	8	23,319	15,066	68,044	3,159	15,066	71,203	86,269	16,087
PA	31	10,386	57,671	356,325	39,082	56,997	396,080	453,077	57,399
RI	6	3,585	6,132	55,033	2,124	6,131	57,158	63,289	6,045
SC	46	27,568	65,032	385,333	16,162	65,036	401,491	466,527	52,193
TN	31	30,338	55,637	259,210	17,107	55,637	276,317	331,954	44,087
TX	274	61,631	587,514	2,788,363	117,215	587,843	2,905,249	3,493,092	285,874
UT	10	15,895	9,008	39,295	10,751	9,008	50,046	59,054	16,988
VA	73	43,618	198,998	842,848	46,577	198,998	889,425	1,088,423	152,288
WA	16	4,729	68,560	188,949	15,257	68,562	204,204	272,766	24,049
WI	2	—	2,192	31,270	463	2,192	31,733	33,925	706
DC	1	7,201	14,394	18,172	739	14,394	18,911	33,305	4,429
Other corporate assets		—	—	11,037	270,344	—	281,381	281,381	96,203
Intangible tenant relationships and lease rights		—	—	354,183	—	—	354,183	354,183	317,639
Construction in Progress/Undeveloped Land		—	25,002	4,383	100,446	23,712	106,188	129,900	1,191
Right of use asset - finance lease		—	—	—	140,259	—	140,259	140,259	15,727
Totals (1)	1,976	$1,013,661	$4,989,355	$21,097,440	$1,839,903	$4,994,642	$22,932,121	$27,926,763	$3,339,136

(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Operating facilities
Balance at beginning of year	$27,061,533	$12,084,025	$10,643,722
Acquisitions	590,044	14,715,285	1,390,463
Improvements	200,333	175,932	95,282
Transfers from construction in progress	148,702	87,485	70,565
Dispositions and other	(175,142)	(1,194)	(116,007)
Balance at end of year	$27,825,470	$27,061,533	$12,084,025
Accumulated depreciation:
Balance at beginning of year	$2,624,405	$2,138,395	$1,868,321
Depreciation expense	714,731	486,010	276,155
Dispositions and other	—	—	(6,081)
Balance at end of year	$3,339,136	$2,624,405	$2,138,395
Real estate under development/redevelopment:
Balance at beginning of year	$118,745	$52,348	$59,248
Current development	131,249	153,920	63,597
Transfers to operating facilities	(148,701)	(87,523)	(70,565)
Dispositions and other	—	—	68
Balance at end of year	$101,293	$118,745	$52,348
Net non-lease real estate assets (1)	$24,587,627	$24,555,873	$9,997,978
(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.
As of December 31, 2024, the aggregate cost of real estate for U.S. federal income tax purposes was $19,115,556.

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
(ii)Internal Control over Financial Reporting

1.Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2025

(c)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024.
We have adopted a Code of Business Conduct and Ethics in compliance with rules of the SEC that applies to all of our personnel, including our board of directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is available free of charge on the “Investor Relations—Corporate Governance” section of our web site at www.extraspace.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.
The board of directors has adopted Corporate Governance Guidelines and charters for our Audit Committee, Compensation Committee and Nominating, Governance and Corporate Responsibility Committee, each of which is posted on our website at the address and location specified above. Investors may obtain a free copy of the Code of Business Conduct and Ethics, the Corporate Governance Guidelines and the committee charters by contacting the Investor Relations Department at 2795 East Cottonwood Parkway, Suite 300, Salt Lake City, Utah 84121, Attn: Jared Conley or by telephoning (801) 365-4600.
We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing requirements, as applicable. A copy of our Insider Trading Compliance Program is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Review and Approval of Related Party Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of the Engagement of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2025” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report:
(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.
(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.10	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.11	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.12	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.13	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.14	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.15	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2
4.16	Thirteenth Supplemental Indenture, dated as of August 12, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 12, 2024	4.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.17	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1
4.18	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
10.1	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.	S-11/A	July 26, 2004	10.14
10.2	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein.	8-K	June 24, 2005	10.2
10.3	Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	8-K	June 26, 2007	10.2
10.4	Pledge Agreement, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	8-K	June 26, 2007	10.3
10.5	Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC.	8-K	April 16, 2012	10.1
10.6	Letter Agreement, dated as of November 22, 2013, amending the Contribution Agreement, dated June 15, 2007, among Extra Space Storage LP and various limited partnerships affiliated with AAAAA Rent-A-Space, and the Promissory Note, dated June 25, 2007, among Extra Space Storage LP, H. James Knuppe and Barbara Knuppe.	10-Q	May 8, 2014	10.1
10.7	Letter Agreement, dated April 18, 2017, amending the Promissory Note and Waiving a Portion of the Series A Preferred Priority Return, among Extra Space Storage LP, ESS Holdings Business Trust I, H. James Knuppe and Barbara Knuppe.	10-Q	May 5, 2017	10.1
10.8*	Extra Space Storage Inc. Executive Change in Control Plan.	8-K	August 31, 2010	10.1
10.9*	2015 Incentive Award Plan	DEFA14A	April 14, 2015	Definitive Proxy Statement
10.10*	Form of 2015 Incentive Award Plan Performance Stock Award Agreement	10-K	February 26, 2020	10.13
10.11*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008	DEFA14A	April 14, 2008	Definitive Proxy Statement
10.12*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements.	10-K	February 26, 2010	10.11
10.13*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement.	10-Q	November 7, 2007	10.2
10.14	Policy for the Recovery of Erroneously Awarded Compensation	10-K	February 29, 2024	10.14
10.15	Third Amended and Restated Credit Agreement, dated as of June 22, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and book runners, and certain lenders party thereto.	8-K	June 27, 2023	10.1
10.16	Equity Distribution Agreement, dated as of April 15, 2024, among the Company, the Operating Partnership, the Sales Agents and the Forward Purchasers (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed by Extra Space Storage Inc. on April 15, 2024).	8-K	April 15, 2024	1.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
19.1	Insider Trading Compliance Policy and Procedures				X
21.1	Subsidiaries of the Company				X
22.1	Issuer and Guarantors of Guaranteed Securities				X
23.1	Consent of Ernst & Young LLP				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.
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

EXTRA SPACE STORAGE INC.
Date: February 28, 2025	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2025	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2025	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2025	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 28, 2025	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 28, 2025	By:	/s/ MARK BARBERIO
Mark Barberio Director

Date: February 28, 2025	By:	/s/ JOSEPH J. BONNER
Joseph J. Bonner Director

Date: February 28, 2025	By:	/s/ GARY CRITTENDEN
Gary Crittenden Director

Date: February 28, 2025	By:	/s/ SUSAN HARNETT
Susan Harnett Director

Date: February 28, 2025	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 28, 2025	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 28, 2025	By:	/s/ JULIA VANDER PLOEG
Julia Vander Ploeg Director

Date: February 28, 2025	By:	/s/ JOSEPH V. SAFFIRE
Joseph V. Saffire Director