Form 10-Q
period 2025-03-31
Extra Space Storage Inc.
filed 2025-05-02
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 28, 2025, was 212,210,881.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-

looking statements. You should carefully consider these risks before you make an investment decision with respect to our securities.
We disclaim any duty or obligation to update or revise any forward-looking statements set forth in this report to reflect new information, future events or otherwise.

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Real estate assets, net	$24,683,924	$24,587,627
Real estate assets - operating lease right-of-use assets	685,393	689,803
Investments in unconsolidated real estate entities	1,320,849	1,332,338
Investments in debt securities and notes receivable	1,675,464	1,550,950
Cash and cash equivalents	119,559	138,222
Other assets, net	508,729	548,986
Total assets	$28,993,918	$28,847,926
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$999,062	$1,010,541
Unsecured term loans, net	1,948,161	2,192,507
Unsecured senior notes, net	8,616,517	7,756,968
Revolving lines of credit and commercial paper	978,000	1,362,000
Operating lease liabilities	704,730	705,845
Cash distributions in unconsolidated real estate ventures	76,097	75,319
Accounts payable and accrued expenses	359,495	346,519
Other liabilities	533,353	538,865
Total liabilities	14,215,415	13,988,564
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 212,225,353 and 211,995,510 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,122	2,120
Additional paid-in capital	14,851,126	14,831,946
Accumulated other comprehensive income	6,204	12,806
Accumulated deficit	(972,665)	(899,337)
Total Extra Space Storage Inc. stockholders' equity	13,886,787	13,947,535
Noncontrolling interest represented by Preferred Operating Partnership units	53,827	76,092
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	837,889	835,735
Total noncontrolling interests and equity	14,778,503	14,859,362
Total liabilities, noncontrolling interests and equity	$28,993,918	$28,847,926
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Property rental	$704,380	$688,044
Tenant reinsurance	84,712	81,347
Management fees and other income	30,905	30,148
Total revenues	819,997	799,539
Expenses:
Property operations	223,582	204,518
Tenant reinsurance	17,116	18,505
General and administrative	45,974	43,722
Depreciation and amortization	180,356	196,966
Total expenses	467,028	463,711
Gain on real estate assets held for sale and sold, net	35,761	—
Income from operations	388,730	335,828
Interest expense	(142,399)	(132,887)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(11,313)	(10,705)
Interest income	38,967	23,573
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	273,985	215,809
Equity in earnings and dividend income from unconsolidated real estate entities	19,931	15,007
Income tax expense	(8,991)	(6,742)
Net income	284,925	224,074
Net income allocated to Preferred Operating Partnership noncontrolling interests	(724)	(2,208)
Net income allocated to Operating Partnership and other noncontrolling interests	(13,326)	(8,754)
Net income attributable to common stockholders	$270,875	$213,112
Earnings per common share
Basic	$1.28	$1.01
Diluted	$1.28	$1.01
Weighted average number of shares
Basic	211,850,618	211,283,335
Diluted	212,052,742	220,018,777
Cash dividends paid per common share	$1.62	$1.62
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$284,925	$224,074
Other comprehensive income:
Change in fair value of interest rate swaps	(6,937)	11,202
Total comprehensive income	277,988	235,276
Less: comprehensive income attributable to noncontrolling interests	13,715	11,408
Comprehensive income attributable to common stockholders	$264,273	$223,868
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	96,927	1	(392)	—	—	(391)
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Redemption of Operating Partnership units for stock	(3,536)	(22,991)	—	280,772	3	26,527	—	—	3
Noncontrolling interest in consolidated joint ventures	—	—	206	—	—	—	—	—	206
Net income	2,208	8,737	17	—	—	—	—	213,112	224,074
Other comprehensive loss	—	446	—	—	—	—	10,756	—	11,202
Distributions to Operating Partnership units and other noncontrolling interests	(2,208)	(13,975)	—	—	—	—	—	—	(16,183)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(344,247)	(344,247)
Balances at March 31, 2024	$218,824	$763,971	$9,137	211,658,812	$2,117	$14,776,888	$28,191	$(510,150)	$15,288,978

Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	74,513	—	400	—	—	400
Redemption of Operating Partnership units for stock	(22,265)	(1,085)	—	155,330	2	23,348	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	5,878	—	—	—	—	—	—	5,878
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(4,568)	—	—	(4,568)
Noncontrolling interest in consolidated joint ventures	—	—	(275)	—	—	—	—	—	(275)
Net income (loss)	723	13,335	(8)	—	—	—	—	270,875	284,925
Other comprehensive loss	—	(335)	—	—	—	—	(6,602)	—	(6,937)
Distributions to Operating Partnership units and other noncontrolling interests	(723)	(15,339)	(17)	—	—	—	—	—	(16,079)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(344,203)	(344,203)
Balances at March 31, 2025	$53,827	$826,352	$11,537	212,225,353	$2,122	$14,851,126	$6,204	$(972,665)	$14,778,503
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$284,925	$224,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,356	196,966
Amortization of deferred financing costs	2,790	4,008
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	11,313	10,705
Compensation expense related to share-based awards	7,167	5,912
Accrual of interest income added to principal of debt securities and notes receivable	(8,273)	(7,555)
Gain on real estate assets held for sale and sold, net	(35,761)	—
Distributions from unconsolidated real estate ventures	9,192	8,300
Changes in operating assets and liabilities:
Other assets	10,218	19,663
Accounts payable and accrued expenses	4,998	1,112
Other liabilities	14,479	2,371
Net cash provided by operating activities	481,404	465,556
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(208,624)	(91,050)
Development and redevelopment of real estate assets	(35,237)	(35,825)
Proceeds from sale of real estate assets	124,730	—
Investment in unconsolidated real estate entities	(102,397)	(2,412)
Issuance and repurchase of notes receivable	(182,079)	(158,005)
Payments received on notes receivable	39,963	11,823
Proceeds from sale of notes receivable	25,875	—
Purchase of equipment and fixtures	(4,269)	(6,602)
Net cash used in investing activities	(342,038)	(282,071)
Cash flows from financing activities:
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	3,979,431	1,679,470
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(4,615,810)	(2,147,191)
Proceeds from issuance of public bonds, net	850,000	600,000
Deferred financing costs	(13,528)	(5,614)
Proceeds from share issuances	—	592
Dividends paid on common stock	(344,203)	(344,208)
Distributions to noncontrolling interests, net of contributions	(15,511)	(16,231)
Net cash used in financing activities	$(159,621)	(233,182)
Net decrease in cash, cash equivalents, and restricted cash	(20,255)	(49,697)
Cash, cash equivalents, and restricted cash, beginning of the period	143,303	105,083
Cash, cash equivalents, and restricted cash, end of the period	$123,048	$55,386

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$138,222	$99,062
Restricted cash included in other assets	5,081	6,021
	$143,303	$105,083
Cash and equivalents, including restricted cash at the end of the period:

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash and equivalents	$119,559	$50,816
Restricted cash included in other assets	3,489	4,570
	$123,048	$55,386
Supplemental schedule of cash flow information
Interest paid	$116,751	$107,758
Income taxes paid	1,353	1,539
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	(22,265)	(30,063)
Common stock and paid-in capital	$22,265	$30,063
Acquisitions of real estate assets
Real estate assets, net	$111,984	$—
Value of OP units issued	(5,878)	—
Value of investment in consolidated real estate ventures	(105,471)	—
Net liabilities assumed	(635)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$7,978	$2,397
Accounts payable and accrued expenses	(7,978)	(2,397)
See notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

1.    ORGANIZATION
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed REIT, formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”) located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership, which meets the definition of a variable interest entity and is consolidated. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2025, the Company had direct and indirect equity interests in 2,424 stores. In addition, the Company managed 1,675 stores for third parties, bringing the total number of stores which it owns and/or manages to 4,099. These stores are located in 43 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain of its third-party self-storage owners.
2.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to the Company’s condensed consolidated financial statements include incremental disclosures related to its two reportable segments: (1) self-storage operations and (2) tenant reinsurance. The Company has adopted this standard as of December 31, 2024. Refer to note 15 for further discussion of the Company’s reportable segments.
In December 2023, the FASB issued ASU No. 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company’s consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024; therefore, compliance with this ASU will be required beginning with the Company’s annual report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its annual report on Form 10-K for the year ending December 31, 2025, is continuing to research the impact of this amended guidance, and does not expect this standard to have a material impact on its consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
In November 2024, the FASB issued ASU No. 2024-03 – “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027; therefore, compliance with this ASU will be required beginning with the Company’s annual report on Form 10-K for the year ending December 31, 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$10,137	$—
Other liabilities - Cash flow hedge swap agreements	$—	$2,261	$—
The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2025 or December 31, 2024.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to the discounted future net operating cash flows attributable to the assets (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations. As of March 31, 2025, the Company had five stores classified as held for sale which are included in real estate assets, net. Of the five stores, three had an estimated fair value, net of selling costs, of $8,018. During the three months ended March 31, 2025, the Company recorded a loss of $3,759 as the fair value of these three stores was less than the net carrying value.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, other financial instruments included in other assets, net, accounts payable and accrued expenses, variable-rate notes payable, investments in debt securities and notes receivable, revolving lines of credit and commercial paper and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States and the Cayman Islands, primarily relating to operating cash reserve for the Company’s captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy). The discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Common Operating Partnership unit holder	$51,610	$50,000	$52,112	$50,000
Fixed rate notes receivable	41,309	42,000	40,818	42,000
Fixed rate debt	9,607,398	9,976,730	8,949,297	9,420,848
4.    ACQUISITIONS AND DISPOSITIONS
The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2025 and 2024. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

								Total
Period	Number of Stores	Cash Paid	Loan Assumed	Finance Lease Liability	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q1 2025	17	136,025	—	—	105,471	847	$5,878	248,221
Q1 2024	6	35,084	—	—	—	171	$—	35,255
On March 31, 2025, the Company closed on the transfer and distribution of membership interests in its PR II EXR JV LLC joint venture. The Company exchanged its 25% ownership interest in 17 properties for its partner's 75% ownership interest in six properties. The portfolio consisted of 23 properties; therefore, the Company now owns 100% of the six properties, and its partner now owns 100% of the 17 properties, which the Company will continue to manage.
Dispositions
The Company disposed of 11 previously held for sale stores during the three months ended March 31, 2025 for approximately $124,855, resulting in a gain of $39,520. This amount is shown net of $3,759 in losses related to the sale of three land parcels and three properties listed for sale during the quarter where the estimated fair value, net of selling costs, was less than the net carrying value of the assets. The net gain is shown on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025, presented as gain on real estate assets held for sale and sold, net.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	March 31, 2025	December 31, 2024
Land	$5,015,490	$4,994,642
Buildings, improvements and other intangibles	22,554,373	22,336,386
Right of use assets - finance lease	140,259	140,259
Intangible assets - tenant relationships	328,413	326,440
Intangible lease rights	27,743	27,743
	28,066,278	27,825,470
Less: accumulated depreciation and amortization	(3,494,166)	(3,339,136)
Net operating real estate assets	24,572,112	24,486,334
Real estate under development/redevelopment	111,812	101,293
Real estate assets, net	$24,683,924	$24,587,627
Real estate assets held for sale included in real estate assets, net	$28,238	$103,756
As of March 31, 2025, the Company had five stores classified as held for sale which are included in real estate assets, net.
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	March 31, 2025	December 31, 2024
Goodwill	$170,811	$170,811
Receivables, net	116,059	129,748
Prepaid expenses and deposits	124,814	137,494
Other intangible assets, net	26,469	32,206
Fair value of interest rate swaps	10,137	15,733
Equipment and fixtures, net	49,962	50,365
Deferred line of credit financing costs, net	6,988	7,548
Restricted cash	3,489	5,081
	$508,729	$548,986

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
7.    EARNINGS PER COMMON SHARE
Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using the two-class, treasury stock or if-converted method, whichever is most dilutive. Potential common shares are securities (such as Series B Redeemable Preferred Units (“Series B Units”), Series D Redeemable Preferred Units (“Series D Units” and, together with the Series B Units, the “Preferred OP Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their option, redemption or conversion right.
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
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price for the period presented. The average share price for the three months ended March 31, 2025 and 2024 was $151.64 and $145.80, respectively.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	9,369,704	—
Series B Units	221,368	230,234
Series D Units	—	1,272,862
	9,591,072	1,503,096

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$270,875	$213,112
Earnings and dividends allocated to participating securities	(416)	(354)
Earnings for basic computations	270,459	212,758
Income allocated to noncontrolling interest - Preferred OP Units and OP Units	220	8,764
Net income for diluted computations	$270,679	$221,522

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,850,618	211,283,335
Common OP Units	—	8,731,738
Series D Units	202,124	—
Shares related to dilutive stock options	—	3,704
Average number of common shares outstanding - diluted	212,052,742	220,018,777
Earnings per common share
Basic	$1.28	$1.01
Diluted	$1.28	$1.01
8.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company’s interest in preferred stock of SmartStop Self Storage REIT, Inc. (“SmartStop”), Strategic Storage Trust VI, Inc. and Strategic Storage Growth Trust III, Inc. (collectively, “Strategic Storage”), affiliates of SmartStop, and the Company’s noncontrolling interest in real estate joint ventures. The Company accounts for its investments in SmartStop and Strategic Storage preferred stock, which do not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
In these joint ventures, the Company and the joint venture partner generally receive a preferred return on their invested capital. To the extent that cash or profits in excess of these preferred returns are generated through operations or capital transactions, the Company would receive a higher percentage of the excess cash or profits, as applicable, than its equity interest.
The Company separately reports investments with net equity less than zero in cash distributions in unconsolidated real estate ventures in the condensed consolidated balance sheets. The net equity of certain joint ventures is less than zero because distributions have exceeded the Company’s investment in and share of income from these joint ventures. This is generally the result of financing distributions, capital events or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization while distributions do not.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,	December 31,
				2025	2024
PRISA Self Storage LLC	85	4%	4%	$8,640	$8,967
HF1 Sovran HHF Storage Holdings LLC	37	49%	49%-59%	302,982	304,526
Storage Portfolio II JV LLC	36	10%	30%	(9,777)	(9,584)
Storage Portfolio IV JV LLC	32	10%	30%	46,832	47,150
Storage Portfolio I LLC	24	34%	49%	(43,913)	(43,803)
PR II EXR JV LLC (2)	—	25%	25%	—	105,909
HF2 Sovran HHF Storage Holdings II LLC	22	49%	49%-59%	113,180	114,034
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	25,047	25,192
HF6 191 V Life Storage Holdings LLC	17	20%	20%	10,532	10,821
ESS-CA TIVS JV LP	16	55%	55%-65%	27,097	27,217
VRS Self Storage, LLC	16	45%	54%	(17,913)	(17,557)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	18,913	19,295
Other unconsolidated real estate ventures	121	10%-50%	10%-50%	313,132	314,852
SmartStop Self Storage REIT, Inc. Preferred Stock (5)	n/a	n/a	n/a	200,000	200,000
Strategic Storage Trust VI, Inc. Preferred Stock (4)	n/a	n/a	n/a	150,000	150,000
Strategic Storage Growth Trust III, Inc. Preferred Stock (3)	n/a	n/a	n/a	100,000	—
Net Investments in and Cash distributions in unconsolidated real estate entities	439			$1,244,752	$1,257,019

Investments in unconsolidated real estate entities				$1,320,849	$1,332,338
Cash distributions in unconsolidated real estate ventures				(76,097)	(75,319)
Net Investments in and Cash distributions in unconsolidated real estate entities				$1,244,752	$1,257,019
(1)    Includes pro-rata equity ownership share and promoted interest.
(2)    On March 31, 2025, the Company closed on the transfer and distribution of membership interests in its PR II EXR JV LLC joint venture. The Company exchanged its 25% ownership interest in 17 properties for its partner’s 75% ownership interest in six properties. The portfolio consisted of 23 properties; therefore, the Company now owns 100% of the six properties, and its partner now owns 100% of the 17 properties.
(3)    On February 4, 2025, the Company invested $100,000 in shares of newly issued convertible preferred stock of Strategic Storage Growth Trust III, Inc., an affiliate of SmartStop. The dividend rate for the preferred shares is 8.85% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing, and are redeemable thereafter subject to a redemption premium. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s condensed consolidated statements of operations.
(4)    In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage Trust VI, Inc. with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities on the Company’s condensed consolidated statements of operations.
(5)    In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 7.00% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing of SmartStop. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
condensed consolidated statements of operations. Subsequent to quarter end, the Company was repaid its $200,000 preferred equity investment in SmartStop.
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company’s investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	March 31, 2025	December 31, 2024
Debt securities - Preferred Stock	$300,000	$300,000
Notes Receivable - Bridge Loans	1,369,089	1,244,575
Dividends and Interest Receivable	6,375	6,375
	$1,675,464	$1,550,950
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
The Company offers bridge loan financing to certain of its third-party self-storage owners. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties that the Company manages, and mezzanine loans receivable, which are secured by equity interest pledges. As of March 31, 2025, 77% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the three months ended March 31, 2025, the Company sold a total principal amount of $25,875 of its mortgage bridge loans receivable to third parties for par, closed on $49,870 in initial loan draws, and recorded $12,855 of draws for interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. As of March 31, 2025, none of the notes receivable are in past-due or nonaccrual status, and the allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	March 31, 2025	December 31, 2024
Secured notes payable (1)	$1,001,851	$1,013,661
Unsecured term loans	1,955,000	2,200,000
Unsecured senior notes	8,875,000	8,025,000
Total	11,831,851	11,238,661
Less: Discount on unsecured senior notes, net (2)	(206,461)	(222,254)
Less: Unamortized debt issuance costs	(61,650)	(56,391)
Total	$11,563,740	$10,960,016

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount to be amortized over the term of the debt.
The following table summarizes the scheduled maturities of term debt, excluding available extensions, at March 31, 2025:

2025	$534,123
2026	1,402,104
2027	1,309,675
2028	1,627,500
2029	1,515,976
2030	1,692,473
2031	1,650,000
2032	600,000
2033	—
2034	600,000
Thereafter	900,000
$11,831,851
On November 20, 2024, the Company established a commercial paper note program. Under the terms of the program, the Company may issue up to $1,000,000 of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes will be used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company’s consolidated balance sheets. The commercial paper notes sold during the three months ended March 31, 2025 had a weighted-average maturity term of 13 days. At March 31, 2025, there were $580,000 in issuances outstanding under the commercial paper program.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper for the periods indicated:

	As of March 31, 2025
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$8,000	$140,000	5.76%	7/1/2026	SOFR plus 1.35%
Unsecured credit line (2)	390,000	2,000,000	5.29%	6/22/2027	SOFR plus 0.875%
Commercial paper	580,000	1,000,000	4.66% (3)	Various
	$978,000	$3,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of March 31, 2025. Rate is subject to change based on the Company's investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
On August 21, 2024, the Company entered into Amendment 1 to the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company’s unsecured debt is subject to certain financial covenants. As of March 31, 2025, the Company was in compliance with all of its financial covenants.
As of March 31, 2025, the Company’s percentage of fixed-rate debt to total debt was 78.8%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.2% and 5.3%, respectively. The combined weighted average interest rate was 4.4%.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $7,518 will be reclassified as an increase to interest income.
The Company held 12 active derivative financial instruments, which had a total current notional amount of $1,079,466 as of March 31, 2025 and one forward-starting derivative financial instrument with an effective date of July 14, 2025.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	March 31, 2025	December 31, 2024
Other assets	$10,137	$15,733
Other liabilities	$2,261	$710

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended March 31,
Type	2025	2024		2025	2024
Swap Agreements	$(3,467)	$19,249	Interest expense	$3,482	$8,017

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
As of March 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was immaterial. As of March 31, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2025, it could have been required to cash settle its obligations under these agreements at their termination value.
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
On November 13, 2023, the Company’s board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2024 and the three months ended March 31, 2025, no shares were repurchased. As of March 31, 2025, the Company had remaining authorization to repurchase shares with an aggregate value up to $500,000. Subsequent to quarter end, the Company repurchased 68,585 shares at an average price of $125.62 per share, paying a total of $8,616.

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
At March 31, 2025 and December 31, 2024, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company’s condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statements of Noncontrolling Interests and Equity as of the periods indicated are as follows:

	March 31, 2025	December 31, 2024
Series B Units	$33,567	$33,567
Series D Units	20,260	42,525
	$53,827	$76,092

Series A Participating Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of March 31, 2025 and December 31, 2024, there were no outstanding Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at March 31, 2025. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of March 31, 2025 and December 31, 2024, there were no outstanding Series C Units.

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
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $20,260, which represents 810,395 Series D Units. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the three months ended March 31, 2025, 890,594 Series D Units were redeemed for 143,830 shares of common stock.
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of March 31, 2025. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of March 31, 2025 and December 31, 2024, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a note receivable of $50,000 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2024, bears interest at 10% per annum and matures on December 30, 2025.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company’s option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2025, the ten-day average closing price of the Company’s common stock was $145.97 and there were 9,380,327 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2025 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,369,246 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2025	2024
OP Units redeemed for common stock	11,500	259,145
OP Units issued in conjunction with business combination, acquisitions, and preferred unit conversion	37,886	—
Value of OP Units issued in conjunction with business combination, acquisitions, and preferred unit conversion	$5,878	$—
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in ten consolidated joint ventures as of March 31, 2025. There are a total of 15 stores in consolidated joint ventures, ten of which are operating and five of which are under development. The voting interests of the partners are 25.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at March 31, 2025 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.
15.    SEGMENT INFORMATION
The Company’s segment disclosures present the measure used by the chief operating decision maker (“CODM”) for purposes of assessing each segment’s performance. The Company’s CODM is its Executive Committee (“EC”), which uses net operating income (“NOI”) to assess the performance of the business for the Company’s reportable operating segments. The EC is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Digital Officer, Chief Strategy and Partnership Officer, Chief Operating Officer, and Chief Legal Officer. The Company’s segments are comprised of two reportable segments: (1) self-storage operations and (2) tenant reinsurance. NOI for the Company’s self-storage operations represents total property revenue less direct property operating expenses. NOI for the Company’s tenant reinsurance segment represents tenant reinsurance revenue less tenant reinsurance expenses.
The Company’s consolidated revenues equal total segment revenues plus management fees and other income. The self-storage operations activities include rental operations of wholly-owned stores. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Management fees and other income is excluded from segment revenues and net operating income.
The CODM regularly reviews NOI to assess the performance of each segment and makes decisions about resources to be allocated to each segment. As part of this process, the CODM approves each operating segment’s budget, determines allocation of funds for capital expenditures, and reviews discrete financial information on a quarterly basis. Based on each segment’s budgeted operating revenues and expenses, resources are allocated to each segment, and these budgeted amounts comprising NOI are compared against actual segment performance.
For all periods presented, substantially all of the Company’s real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2025	2024
Revenues
Self-Storage Operations	$704,380	$688,044
Tenant Reinsurance	84,712	81,347
Total segment revenues	$789,092	$769,391

Operating expenses
Self-Storage Operations:
Payroll and benefits	$43,746	$43,399
Marketing	15,150	16,625
Office expense	34,994	29,454
Property operating expense	21,225	20,218
Repairs and maintenance	16,257	15,211
Property taxes	79,884	67,680
Insurance	8,432	8,245
Other segment items (1)	3,894	3,686
Total self-storage operations expenses	223,582	204,518

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (2)	$17,116	$18,505

Total segment operating expenses	$240,698	$223,023

Net operating income
Self-Storage Operations	$480,798	$483,526
Tenant Reinsurance	67,596	62,842
Total segment net operating income:	$548,394	$546,368

Other components of net income:
Management fees and other income	30,905	30,148
General and administrative expense	(45,974)	(43,722)
Depreciation and amortization expense	(180,356)	(196,966)
Gain on real estate assets held for sale and sold, net	35,761	—
Interest expense	(142,399)	(132,887)
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(11,313)	(10,705)
Interest income	38,967	23,573
Equity in earnings and dividend income from unconsolidated real estate entities	19,931	15,007
Income tax expense	(8,991)	(6,742)
Net income	$284,925	$224,074

(1) Other segment items for the Self-Storage Operations segment include miscellaneous items such as legal and professional fees, capital expenditures, taxes, and casualty losses.
(2) Tenant reinsurance expense and other segment items for the Tenant Reinsurance segment include claims expense, acquisition costs, claims service fees, and miscellaneous administrative items.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2025, the Company was under agreement to originate $106,484 in bridge loans in 2025.
As of March 31, 2025, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.
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
17.    SUBSEQUENT EVENTS
On April 30, 2025, the Company closed on the acquisition of 11 properties from the ESS-NYFL JV LP joint venture, where the Company purchased its joint venture partners’ equity interest of 84% for $99,512 in cash and $150,000 in assumed debt. Additionally, on April 30, 2025, the Company closed on the acquisition of 16 properties from the ESS CA-TIVS JV LP joint venture, where the Company purchased its joint venture partner’s equity interest of 45% for $53,662 in cash and $108,000 in assumed debt. These joint ventures are included in the Company’s condensed consolidated financial statements at March 31, 2025 in investments in unconsolidated real estate entities and accounted for under the equity method of accounting.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE
The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2024. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2024 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.
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

PROPERTIES
As of March 31, 2025, we owned or had ownership interests in 2,424 operating stores. Of these stores, 1,975 are wholly-owned, ten are in consolidated joint ventures, and 439 are in unconsolidated joint ventures. In addition, we managed an additional 1,675 stores for third parties bringing the total number of stores which we own and/or manage to 4,099. These stores are located in 43 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.
As of March 31, 2025, approximately 2,350,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-stores as of March 31, 2025, the average length of stay for tenants who have vacated was approximately 17.7 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings.

The following table presents additional information regarding net rentable square feet and the number of stores by state:

	March 31, 2025
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	38	2,992,746	2	150,959	17	1,190,240	57	4,333,945
Arizona	50	3,841,361	25	2,027,317	58	4,730,971	133	10,599,649
Arkansas	—	—	—	—	4	483,458	4	483,458
California	219	18,102,867	49	3,620,253	147	13,582,643	415	35,305,763
Colorado	27	1,890,221	13	938,019	37	2,736,680	77	5,564,920
Connecticut	23	1,756,035	8	713,592	17	1,203,774	48	3,673,401
Delaware	—	—	1	76,645	5	374,211	6	450,856
Florida	256	19,389,581	47	3,963,096	224	17,378,011	527	40,730,688
Georgia	121	9,296,442	22	1,857,700	65	5,068,530	208	16,222,672
Hawaii	14	941,369	—	—	5	343,546	19	1,284,915
Idaho	2	131,834	—	—	4	361,612	6	493,446
Illinois	105	7,429,126	12	938,862	61	4,830,021	178	13,198,009
Indiana	94	4,156,294	1	57,525	29	2,180,294	124	6,394,113
Iowa	—	—	—	—	1	86,899	1	86,899
Kansas	1	50,264	2	108,656	3	236,745	6	395,665
Kentucky	15	1,093,096	1	51,641	16	1,267,763	32	2,412,500
Louisiana	11	861,008	—	—	16	1,157,691	27	2,018,699
Maine	5	354,452	—	—	12	798,921	17	1,153,373
Maryland	45	3,590,424	8	629,119	58	4,351,477	111	8,571,020
Massachusetts	67	4,206,280	16	985,362	44	2,715,709	127	7,907,351
Michigan	11	850,644	4	309,002	13	1,055,497	28	2,215,143
Minnesota	7	587,586	8	645,933	13	903,283	28	2,136,802
Mississippi	7	563,504	—	—	6	532,878	13	1,096,382
Missouri	29	2,394,260	7	507,684	26	2,003,867	62	4,905,811
Nebraska	—	—	—	—	5	445,054	5	445,054
Nevada	34	3,029,280	9	824,415	18	1,669,933	61	5,523,628
New Hampshire	17	1,283,120	2	84,165	13	647,528	32	2,014,813
New Jersey	91	7,218,354	32	2,533,809	78	5,982,660	201	15,734,823
New Mexico	12	762,466	10	681,485	17	1,236,042	39	2,679,993
New York	80	5,743,964	29	2,406,763	95	6,781,855	204	14,932,582
North Carolina	56	4,086,407	5	396,661	46	3,650,716	107	8,133,784
Ohio	50	3,437,459	5	327,188	22	1,840,024	77	5,604,671
Oklahoma	4	269,753	—	—	36	2,569,260	40	2,839,013
Oregon	8	549,874	2	166,638	7	479,912	17	1,196,424
Pennsylvania	33	2,555,858	10	785,747	62	4,599,073	105	7,940,678
Rhode Island	6	350,642	1	95,844	6	482,006	13	928,492
South Carolina	47	3,439,597	2	134,115	51	4,239,360	100	7,813,072
Tennessee	32	2,573,215	16	1,092,216	31	2,172,368	79	5,837,799
Texas	266	21,371,762	69	5,368,327	181	14,941,875	516	41,681,964
Utah	10	733,798	—	—	47	3,783,525	57	4,517,323
Virginia	73	5,949,007	10	758,497	39	2,745,813	122	9,453,317
Washington	16	1,280,269	1	77,320	18	1,447,086	35	2,804,675
Washington, DC	1	100,203	1	104,197	6	534,417	8	738,817
Wisconsin	2	187,485	9	871,331	16	1,448,624	27	2,507,440
Totals	1,985	149,401,907	439	34,290,083	1,675	131,271,852	4,099	314,963,842

(1)    Includes ten consolidated joint ventures.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three months ended March 31, 2025 and 2024

Overview
Results for the three months ended March 31, 2025 included the operations of 2,424 stores (1,975 wholly-owned, ten in consolidated joint ventures, and 439 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2024, which included the operations of 2,384 stores (1,909 wholly-owned, three in a consolidated joint venture, and 472 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues:
Property rental	$704,380	$688,044	$16,336	2.4%
Tenant reinsurance	84,712	81,347	3,365	4.1%
Management fees and other income	30,905	30,148	757	2.5%
Total revenues	$819,997	$799,539	$20,458	2.6%

Property rental—The increase in property rental revenues for the three months ended March 31, 2025 was primarily the result of an increase of $17,542 associated with acquisitions completed in 2024 and acquisitions completed in the first three months of 2025. We acquired 58 wholly-owned stores in 2024 and an additional 17 wholly-owned stores during the three months ended March 31, 2025.
Tenant reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 4,099 stores at March 31, 2025 compared to 3,793 stores at March 31, 2024.
Management fees and other income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three months ended March 31, 2025 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of March 31, 2025, we managed 2,124 stores for unconsolidated joint ventures and third parties, compared to 1,884 stores as of March 31, 2024.
Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Expenses:
Property operations	$223,582	$204,518	$19,064	9.3%
Tenant reinsurance	17,116	18,505	(1,389)	(7.5)%
General and administrative	45,974	43,722	2,252	5.2%
Depreciation and amortization	180,356	196,966	(16,610)	(8.4)%
Total expenses	$467,028	$463,711	$3,317	0.7%

Property operations—The increase in property operations expense during the three months ended March 31, 2025 consists primarily of an increase of $10,006 related to acquisitions completed in 2024 and acquisitions completed in the first three months of 2025. We acquired 58 wholly-owned stores in 2024 and an additional 17 wholly-owned stores during the three months ended March 31, 2025. Additionally, for the three months ended March 31, 2025 there was an increase of $10,742 at our same-store properties primarily due to increases in property tax, utilities and snow removal, offset by marketing and payroll.

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
Depreciation and amortization—The company amortizes to expense intangible assets-customer intangibles on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). Depreciation and amortization expense decreased for the period, primarily due to the full amortization of customer intangibles associated with our merger with Life Storage which were fully expensed as of January of this year.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gain on real estate assets held for sale and sold, net	$35,761	$—	$35,761	100.0%
Interest expense	(142,399)	(132,887)	(9,512)	7.2%
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	(11,313)	(10,705)	(608)	5.7%
Interest income	38,967	23,573	15,394	65.3%
Equity in earnings and dividend income from unconsolidated real estate entities	19,931	15,007	4,924	32.8%
Income tax expense	(8,991)	(6,742)	(2,249)	33.4%
Total other revenues & expenses, net	$(68,044)	$(111,754)	$43,710	(39.1)%

Gain on real estate assets held for sale and sold, net—We disposed of 11 previously held for sale stores during the three months ended March 31, 2025 resulting in a gain of $39,520. This gain was offset by losses of $3,759 related to the sale of three land parcels and three properties listed for sale during the quarter where the estimated fair value, net of selling costs, was less than the net carrying value of the assets.
Interest expense—The increase in interest expense during the three months ended March 31, 2025 was primarily the result of higher outstanding debt. As of March 31, 2025, we had approximately $12,809,851 in total face value of debt, compared to approximately $11,479,914 as of March 31, 2024.
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger.
Interest income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from Common and Preferred Operating Partnership unit holders. The increase in interest income during the three months ended March 31, 2025 was primarily the result of an increase in the amount of bridge loans outstanding. The balance of bridge loans was $1,369,089 as of March 31, 2025, compared to $752,336 as of March 31, 2024.
Equity in earnings and dividend income from unconsolidated real estate entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The increase is primarily due to the transaction in November 2024 in which we acquired additional ownership interest in the HF1 Sovran HHF Storage Holdings LLC and HF2 Sovran HHF Storage Holdings II LLC from our partner in the unconsolidated joint ventures. The transaction increased our equity ownership percentages from 20% and 15%, respectively, to 49% in each unconsolidated joint venture. Dividend income represents dividends from our investment in preferred stock of SmartStop and its affiliates. In addition, during February 2025, we invested $100,000 in Strategic Storage Growth Trust III, Inc. Preferred Stock at a dividend rate of 8.85%, which represents $1,400 of the increase.
Income tax expense—The increase in income tax expense for the three months ended March 31, 2025 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.

FUNDS FROM OPERATIONS

Funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net earnings. Net earnings assume that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions, and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating stores and impairment write-downs of depreciable real estate assets, plus real estate related depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our condensed consolidated financial statements. FFO should not be considered a replacement of net income computed in accordance with GAAP.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$270,875	$213,112

Adjustments:
Real estate depreciation	159,170	154,372
Amortization of intangibles	11,079	29,284
Gain on real estate assets held for sale and sold, net	(35,761)	—
Unconsolidated joint venture real estate depreciation and amortization	8,689	7,840
Income allocated to Operating Partnership noncontrolling interests	14,050	10,962
Funds from operations attributable to common stockholders and unit holders	$428,102	$415,570

SAME-STORE RESULTS
Our same-store pool for the periods presented consists of 1,829 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including but not limited to occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2025	2024	Change
Same-store rental revenues
Net rental income	$635,798	$631,313	0.7%
Other operating income	23,938	26,210	(8.7)%
Total same-store rental revenues	659,736	657,523	0.3%

Same-store operating expenses
Payroll and benefits	40,220	41,152	(2.3)%
Marketing	13,929	15,917	(12.5)%
Office expense	20,305	20,873	(2.7)%
Property operating expense	19,568	19,131	2.3%
Repairs and maintenance	15,207	14,574	4.3%
Property taxes	75,448	65,149	15.8%
Insurance	7,750	7,841	(1.2)%
Total same-store operating expenses	192,427	184,637	4.2%

Same-store net operating income	$467,309	$472,886	(1.2)%

Same-store square foot occupancy as of period end	93.4%	92.4%

Average same-store square foot occupancy	93.3%	92.1%

Properties included in same-store	1,829	1,829

The following table presents additional information for our same-store portfolio:

	For the Three Months Ended March 31,
Same-store portfolio	2025	2024
Average annual rent per occupied square foot, net of discounts and bad debt	$19.75	$19.94
New leases average annual rent per square foot	$12.18	$12.15
Average discounts as a percentage of rental revenues	1.7%	1.9%

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Net Income	$284,925	$224,074
Adjusted to exclude:
Gain on real estate assets held for sale and sold, net	(35,761)	—
Equity in earnings and dividend income from unconsolidated real estate entities	(19,931)	(15,007)
Interest expense	142,399	132,887
Non-cash interest expense related to amortization of discount on Life Storage unsecured senior notes	11,313	10,705
Depreciation and amortization	180,356	196,966
Income tax expense	8,991	6,742
General and administrative	45,974	43,722
Management fees, other income and interest income	(69,872)	(53,721)
Net tenant insurance	(67,596)	(62,842)
Non same-store rental revenue	(44,644)	(30,521)
Non same-store operating expense	31,155	19,881
Total same-store net operating income	$467,309	$472,886

Same-store rental revenues	$659,736	$657,523
Same-store operating expenses	192,427	184,637
Same-store net operating income	$467,309	$472,886

CASH FLOWS

Cash flows from operating activities for the three months ended March 31, 2025 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$481,404	$465,556
Net cash used in investing activities	(342,038)	(282,071)
Net cash used in financing activities	(159,621)	(233,182)

Significant components of net cash flow included:
Net income	$284,925	$224,074
Depreciation and amortization	180,356	196,966
Acquisition and development of real estate assets	(243,861)	(126,875)
Proceeds from sale of real estate assets	124,730	—
Investment in unconsolidated real estate entities	(102,397)	(2,412)
Issuance and repurchase of notes receivable, net of sales and principal payments	(116,241)	(146,182)
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	3,979,431	1,679,470
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(4,615,810)	(2,147,191)
Proceeds from issuance of public bonds, net	850,000	600,000
Dividends paid on common stock	(344,203)	(344,208)
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
We expect to generate positive cash flow from operations in 2025, and we consider projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2025, we had $119,559 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2025 and 2024, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information relating to our debt:

March 31, 2025
Total face value of debt	$12,809,851
Total enterprise value ratio	28.0%
Total fixed-rate debt and other instruments to total debt	78.8% (1)
Weighted average interest rate of total debt	4.4%

(1) $10,095,495 total fixed-rate debt including $1,079,466 on which we have interest rate swaps that have been included as fixed-rate debt.
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
In November 2024, we established our commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1,000,000, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 13 months. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of commercial paper notes outstanding. At March 31, 2025, we had $580,000 in issuances outstanding under the commercial paper program.
We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2 rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of March 31, 2025, we had a total of 1,754 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $30,065,371 and our total asset value was calculated as $36,034,628 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2025.
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
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800,000. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of March 31, 2025, no shares have been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.

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
As of March 31, 2025, we had approximately $12.8 billion in total face value of debt, of which approximately $2.7 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $27.1 million annually.
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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement,” except as follows:
On February 28, 2025, Joseph D. Margolis, our Chief Executive Officer and Director, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 30,000 shares of our common stock from July 1, 2025 through April 3, 2026.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1	Equity Distribution Agreement, dated April 15, 2024, by and among Extra Space Storage Inc., Extra Space Storage LP, BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC	S-3ASR	April 15, 2024	1.2
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2

4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.10	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.11	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.12	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.13	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.14	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.15	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2
4.16	Thirteenth Supplemental Indenture, dated as of August 12, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 12, 2024	4.2

4.17	Fourteenth Supplemental Indenture, dated as of March 19, 2025, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 19, 2025	4.2
4.18	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1
4.19	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
22.1	Issuer and Guarantors of Guaranteed Securities				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statements of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 2, 2025	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	/s/ P. Scott Stubbs
P. Scott Stubbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)