Form 10-Q
period 2025-06-30
Extra Space Storage Inc.
filed 2025-08-01
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 28, 2025, was 212,253,611.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Real estate assets, net	$25,099,810	$24,587,627
Real estate assets - operating lease right-of-use assets	720,357	689,803
Investments in unconsolidated real estate entities	1,088,983	1,332,338
Investments in debt securities and notes receivable	1,849,068	1,550,950
Cash and cash equivalents	125,045	138,222
Other assets, net	484,748	548,986
Total assets	$29,368,011	$28,847,926
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,126,237	$1,010,541
Unsecured term loans, net	1,948,801	2,192,507
Unsecured senior notes, net	8,618,943	7,756,968
Revolving lines of credit and commercial paper	1,211,000	1,362,000
Operating lease liabilities	742,847	705,845
Cash distributions in unconsolidated real estate ventures	76,827	75,319
Accounts payable and accrued expenses	438,062	346,519
Other liabilities	528,205	538,865
Total liabilities	14,690,922	13,988,564
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 212,252,547 and 211,995,510 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,123	2,120
Additional paid-in capital	14,860,946	14,831,946
Accumulated other comprehensive income	3,203	12,806
Accumulated deficit	(1,075,430)	(899,337)
Total Extra Space Storage Inc. stockholders' equity	13,790,842	13,947,535
Noncontrolling interest represented by Preferred Operating Partnership units	53,827	76,092
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	832,420	835,735
Total noncontrolling interests and equity	14,677,089	14,859,362
Total liabilities, noncontrolling interests and equity	$29,368,011	$28,847,926
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Property rental	$721,004	$697,100	$1,425,384	$1,385,144
Tenant reinsurance	88,572	83,705	173,284	165,052
Management fees and other income	32,042	29,858	62,947	60,006
Total revenues	841,618	810,663	1,661,615	1,610,202
Expenses:
Property operations	227,621	196,902	451,203	401,420
Tenant reinsurance	16,945	19,631	34,061	38,136
General and administrative	44,952	39,901	90,926	83,623
Depreciation and amortization	177,266	194,809	357,622	391,775
Total expenses	466,784	451,243	933,812	914,954
Gain (loss) on real estate assets held for sale and sold, net	(864)	(54,659)	34,897	(54,659)
Income from operations	373,970	304,761	762,700	640,589
Interest expense	(146,128)	(137,133)	(288,527)	(270,020)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(11,770)	(10,853)	(23,083)	(21,558)
Interest income	41,998	31,226	80,965	54,799
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	258,070	188,001	532,055	403,810
Equity in earnings and dividend income from unconsolidated real estate entities	16,284	17,255	36,215	32,262
Income tax expense	(11,638)	(9,844)	(20,629)	(16,586)
Net income	262,716	195,412	547,641	419,486
Net income allocated to Preferred Operating Partnership noncontrolling interests	(723)	(1,933)	(1,447)	(4,141)
Net income allocated to Operating Partnership and other noncontrolling interests	(12,262)	(7,607)	(25,588)	(16,361)
Net income attributable to common stockholders	$249,731	$185,872	$520,606	$398,984
Earnings per common share
Basic	$1.18	$0.88	$2.45	$1.88
Diluted	$1.18	$0.88	$2.45	$1.88
Weighted average number of shares
Basic	211,940,903	211,584,155	211,895,586	211,433,877
Diluted	211,940,903	211,587,105	211,895,586	220,114,016
Cash dividends paid per common share	$1.62	$1.62	$3.24	$3.24
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$262,716	$195,412	$547,641	$419,486
Other comprehensive income:
Change in fair value of interest rate swaps	(3,149)	(1,006)	(10,086)	10,196
Total comprehensive income	259,567	194,406	537,555	429,682
Less: comprehensive income attributable to noncontrolling interests	12,837	9,484	26,552	20,892
Comprehensive income attributable to common stockholders	$246,730	$184,922	$511,003	$408,790
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2025
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2025	$53,827	$826,352	$11,537	212,225,353	$2,122	$14,851,126	$6,204	$(972,665)	$14,778,503
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	65,301	1	7,044	—	—	7,045
Redemption of Operating Partnership units for stock	—	(2,868)	—	30,478	1	2,867	—	—	—
Redemption of Operating Partnership units for cash	—	(188)	—	—	—	(91)	—	—	(279)
Repurchase of common stock, net of offering costs	—	—	—	(68,585)	(1)	—	—	(8,614)	(8,615)
Noncontrolling interest in consolidated joint ventures	—	—	681	—	—	—	—	—	681
Net income (loss)	723	12,268	(6)	—	—	—	—	249,731	262,716
Other comprehensive loss	—	(148)	—	—	—	—	(3,001)	—	(3,149)
Distributions to Operating Partnership units and other noncontrolling interests	(723)	(15,162)	(46)	—	—	—	—	—	(15,931)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,882)	(343,882)
Balances at June 30, 2025	$53,827	$820,254	$12,166	212,252,547	$2,123	$14,860,946	$3,203	$(1,075,430)	$14,677,089

Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	139,814	1	7,444	—	—	7,445
Redemption of Operating Partnership units for stock	(22,265)	(3,953)	—	185,808	3	26,215	—	—	—
Redemption of Operating Partnership units for cash	—	(188)	—	—	—	(91)	—	—	(279)
Issuance of Operating Partnership units in conjunction with acquisitions	—	5,878	—	—	—	—	—	—	5,878
Repurchase of common stock, net of offering costs	—	—	—	(68,585)	(1)	—	—	(8,614)	(8,615)
Purchase of remaining equity interest in existing unconsolidated joint venture	—	—	—	—	—	(4,568)	—	—	(4,568)
Noncontrolling interest in consolidated joint ventures	—	—	406	—	—	—	—	—	406
Net income (loss)	1,446	25,603	(14)	—	—	—	—	520,606	547,641
Other comprehensive loss	—	(483)	—	—	—	—	(9,603)	—	(10,086)
Distributions to Operating Partnership units and other noncontrolling interests	(1,446)	(30,501)	(63)	—	—	—	—	—	(32,010)
Dividends paid on common stock at $3.24 per share	—	—	—	—	—	—	—	(688,085)	(688,085)
Balances at June 30, 2025	$53,827	$820,254	$12,166	212,252,547	$2,123	$14,860,946	$3,203	$(1,075,430)	$14,677,089

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2024
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders' Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2024	$218,824	$763,971	$9,137	211,658,812	$2,117	$14,776,888	$28,191	$(510,150)	$15,288,978
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	71,502	1	6,585	—	—	6,586
Offering costs associated with shelf registration	—	—	—	—	—	(494)	—	—	(494)
Redemption of Operating Partnership units for stock	(27,518)	(446)	—	197,034	2	27,959	—	—	(3)
Noncontrolling interest in consolidated joint ventures	—	—	656	—	—	—	—	—	656
Net income	1,933	7,600	7	—	—	—	—	185,872	195,412
Other comprehensive loss	—	(56)	—	—	—	—	(950)	—	(1,006)
Distributions to Operating Partnership units and other noncontrolling interests	(1,933)	(13,967)	—	—	—	—	—	—	(15,900)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,389)	(343,389)
Balances at June 30, 2024	$191,306	$757,102	$9,800	211,927,348	$2,120	$14,810,938	$27,241	$(667,667)	$15,130,840

Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	168,429	2	6,193	—	—	6,195
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Offering costs associated with shelf registration	—	—	—	—	—	(494)	—	—	(494)
Redemption of Operating Partnership units for stock	(31,054)	(23,437)	—	477,806	5	54,486	—	—	—
Noncontrolling interest in consolidated joint ventures	—	—	862	—	—	—	—	—	862
Net income	4,141	16,337	24	—	—	—	—	398,984	419,486
Other comprehensive income	—	390	—	—	—	—	9,806	—	10,196
Distributions to Operating Partnership units and other noncontrolling interests	(4,141)	(27,942)	—	—	—	—	—	—	(32,083)
Dividends paid on common stock at $3.24 per share	—	—	—	—	—	—	—	(687,636)	(687,636)
Balances at June 30, 2024	$191,306	$757,102	$9,800	211,927,348	$2,120	$14,810,938	$27,241	$(667,667)	$15,130,840
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$547,641	$419,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,622	391,775
Amortization of deferred financing costs	5,651	7,739
Non-cash lease expense	6,447	945
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	23,083	21,558
Compensation expense related to share-based awards	15,679	6,192
Accrual of interest income added to principal of debt securities and notes receivable	(16,421)	(16,100)
(Gain) loss on real estate assets held for sale and sold, net	(34,897)	54,659
Distributions from unconsolidated real estate ventures	17,910	14,540
Changes in operating assets and liabilities:
Other assets	27,003	(3,463)
Accounts payable and accrued expenses	77,529	42,669
Other liabilities	(1,981)	70,800
Net cash provided by operating activities	1,025,265	1,010,800
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(464,517)	(157,329)
Development and redevelopment of real estate assets	(79,560)	(69,384)
Proceeds from sale of real estate assets	133,206	—
Investment in unconsolidated real estate entities	(113,285)	(10,789)
Return of investment in unconsolidated real estate ventures	200,000	4,200
Issuance of notes receivable	(360,406)	(569,268)
Payments received on notes receivable	46,338	47,455
Proceeds from sale of notes receivable	32,371	—
Purchase of equipment and fixtures	(8,402)	(9,652)
Net cash used in investing activities	(614,255)	(764,767)
Cash flows from financing activities:
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	6,440,431	3,263,470
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(6,974,943)	(3,407,382)
Proceeds from issuance of public bonds, net	850,000	600,000
Deferred financing costs	(13,373)	(5,719)
Repurchase of common stock	(8,615)	—
Proceeds from share issuances	—	366
Redemption of Operating Partnership units for cash	(279)	—
Offering costs associated with shelf registration	—	(494)
Dividends paid on common stock	(688,085)	(687,636)
Distributions to noncontrolling interests, net of contributions	(30,761)	(32,177)
Net cash used in financing activities	$(425,625)	(269,572)
Net decrease in cash, cash equivalents, and restricted cash	(14,615)	(23,539)
Cash, cash equivalents, and restricted cash, beginning of the period	143,303	105,083
Cash, cash equivalents, and restricted cash, end of the period	$128,688	$81,544

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$138,222	$99,062
Restricted cash included in other assets	5,081	6,021
	$143,303	$105,083
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$125,045	$76,973
Restricted cash included in other assets	3,643	4,571
	$128,688	$81,544
Supplemental schedule of cash flow information
Interest paid	$283,419	$230,242
Income taxes paid	23,955	22,034
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	(26,218)	(54,491)
Common stock and paid-in capital	$26,218	$54,491
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$419	$—
Operating lease liabilities	(419)	—
Acquisitions of real estate assets
Real estate assets, net	$111,984	$—
Value of OP units issued	(5,878)	—
Value of investment in consolidated real estate ventures	(105,471)	—
Net liabilities assumed	(635)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$14,014	$4,754
Accounts payable and accrued expenses	(14,014)	(4,754)
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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2025, the Company had direct and indirect equity interests in 2,430 stores. In addition, the Company managed 1,749 stores for third parties, bringing the total number of stores which it owns and/or manages to 4,179. These stores are located in 43 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain third-party self-storage owners for whom it manages properties.
2.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$7,448	$—
Other liabilities - Cash flow hedge swap agreements	$—	$2,727	$—
The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2025 or December 31, 2024.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to the discounted future net operating cash flows attributable to the assets (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations. As of June 30, 2025, the Company had four stores classified as held for sale which are included in real estate assets, net. Of the four stores, three had an estimated fair value, net of selling costs, of $8,034. During the six months ended June 30, 2025, the Company recorded a loss of $3,759 as the fair value of these three stores was less than their net carrying value. The loss recorded during the three months ended June 30, 2025 related to the sale of one operating property previously listed as held for sale resulting in an additional loss of $864.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, investments in debt securities and notes receivable, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and commercial paper and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States and the Cayman Islands, primarily relating to operating cash reserve for the Company’s captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy). The discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Common Operating Partnership unit holder	$51,233	$50,000	$52,112	$50,000
Fixed rate notes receivable	41,571	42,000	40,818	42,000
Fixed rate debt	9,977,610	10,107,991	8,949,297	9,420,848
4.    ACQUISITIONS AND DISPOSITIONS
The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2025 and 2024. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

								Total
Period	Number of Stores	Cash Paid	Loans Assumed	Fair Value Adjustment of Debt Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q2 2025	28	161,738	258,000	(10,049)	34,767	4,472	$—	448,928
Q1 2025	17	136,025	—	—	105,471	847	$5,878	248,221
Total 2025	45	$297,763	$258,000	$(10,049)	$140,238	$5,319	$5,878	$697,149

Q2 2024	3	27,644	—	—	—	97	$—	27,741
Q1 2024	6	35,084	—	—	—	171	$—	35,255
Total 2024	9	$62,728	$—	$—	$—	$268	$—	$62,996

On April 30, 2025, the Company acquired all of our partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures. The total value of the real estate was recorded at $436,797, which included $258,000 of assumed debt. The Company now owns 100% of the 27 properties that were held in the two joint ventures.
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
Dispositions
The Company completed the sale of one previously held for sale store during the three months ended June 30, 2025 for approximately $8,900, resulting in a loss of $864. For the six months ended June 30, 2025, the Company completed the sale of 12 previously held for sale stores for approximately $133,755, resulting in a gain of $38,656. This amount is shown net of $3,759 in losses related to the sale of three land parcels and three properties listed for sale during the six months ended June 30, 2025, where the estimated fair value, net of selling costs, was less than the net carrying value of the assets. The net gain is shown on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025, presented as gain (loss) on real estate assets held for sale and sold, net.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	June 30, 2025	December 31, 2024
Land	$5,122,542	$4,994,642
Buildings, improvements and other intangibles	23,011,421	22,336,386
Right of use assets - finance lease	141,194	140,259
Intangible assets - tenant relationships	335,245	326,440
Intangible lease rights	27,743	27,743
	28,638,145	27,825,470
Less: accumulated depreciation and amortization	(3,661,376)	(3,339,136)
Net operating real estate assets	24,976,769	24,486,334
Real estate under development/redevelopment	123,041	101,293
Real estate assets, net	$25,099,810	$24,587,627
Real estate assets held for sale included in real estate assets, net	$18,798	$103,756
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	June 30, 2025	December 31, 2024
Goodwill	$170,811	$170,811
Receivables, net	134,842	129,748
Prepaid expenses and deposits	90,250	137,494
Other intangible assets, net	21,511	32,206
Fair value of interest rate swaps	7,448	15,733
Equipment and fixtures, net	49,814	50,365
Deferred line of credit financing costs, net	6,429	7,548
Restricted cash	3,643	5,081
Other assets, net	$484,748	$548,986

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
7.    EARNINGS PER COMMON SHARE
Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using the two-class, treasury stock or if-converted method, whichever is most dilutive. Potential common shares are securities (such as Series B Redeemable Preferred Units (“Series B Units”), Series D Redeemable Preferred Units (“Series D Units” and, together with the Series B Units, the “Preferred OP Units”) and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their redemption right.
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
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price for the period presented. The average share price for the three months ended June 30, 2025 and 2024 was $145.51 and $145.78, respectively. The average share price for the six months ended June 30, 2025 and 2024 was $148.53 and $145.79, respectively.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	9,363,113	8,621,889	9,366,391	—
Series B Units	230,693	230,266	226,003	230,250
Series D Units	139,234	1,160,861	171,186	1,216,866
	9,733,040	10,013,016	9,763,580	1,447,116

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$249,731	$185,872	$520,606	$398,984
Earnings and dividends allocated to participating securities	(449)	(396)	(865)	(750)
Earnings for basic computations	249,282	185,476	519,741	398,234
Income allocated to noncontrolling interest - Preferred OP Units and OP Units	—	—	—	16,336
Net income for diluted computations	$249,282	$185,476	$519,741	$414,570

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,940,903	211,584,155	211,895,586	211,433,877
Common OP Units	—	—	—	8,676,813
Shares related to dilutive stock options	—	2,950	—	3,326
Average number of common shares outstanding - diluted	211,940,903	211,587,105	211,895,586	220,114,016
Earnings per common share
Basic	$1.18	$0.88	$2.45	$1.88
Diluted	$1.18	$0.88	$2.45	$1.88
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2025	2024
PRISA Self Storage LLC	85	4%	4%	$8,815	$8,967
HF1 Sovran HHF Storage Holdings LLC	37	49%	49%-59%	302,275	304,526
Storage Portfolio II JV LLC	36	10%	30%	(10,085)	(9,584)
Storage Portfolio IV JV LLC	32	10%	30%	46,626	47,150
Storage Portfolio I LLC	24	34%	49%	(43,951)	(43,803)
ESS CA-TIVS JV LP (2)	—	55%	55%-65%	—	27,217
HF2 Sovran HHF Storage Holdings II LLC	22	49%	49%-59%	113,120	114,034
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	24,842	25,192
HF6 191 V Life Storage Holdings LLC	17	20%	20%	10,175	10,821
PR II EXR JV LLC (3)	—	25%	25%	—	105,909
VRS Self Storage, LLC	16	45%	54%	(18,226)	(17,557)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	18,620	19,295
Other unconsolidated real estate ventures (2)	112	10%-50%	10%-50%	309,945	314,852
Strategic Storage Growth Trust III, Inc. Preferred Stock (4)	n/a	n/a	n/a	100,000	—
Strategic Storage Trust VI, Inc. Preferred Stock (5)	n/a	n/a	n/a	150,000	150,000
SmartStop Self Storage REIT, Inc. Preferred Stock (6)	n/a	n/a	n/a	—	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	414			$1,012,156	$1,257,019

Investments in unconsolidated real estate entities				$1,088,983	$1,332,338
Cash distributions in unconsolidated real estate ventures				(76,827)	(75,319)
Net Investments in and Cash distributions in unconsolidated real estate entities				$1,012,156	$1,257,019
(1)    Includes pro-rata equity ownership share and promoted interest.
(2)    On April 30, 2025, the Company acquired all of its partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures. The total value of the real estate was recorded at $436,797, which included $258,000 of assumed debt. The Company now owns 100% of the 27 properties that were held in the two joint ventures.
(3)    On March 31, 2025, the Company closed on the transfer and distribution of membership interests in its PR II EXR JV LLC joint venture. The Company exchanged its 25% ownership interest in 17 properties for its partner’s 75% ownership interest in six properties. The portfolio consisted of 23 properties; therefore, the Company now owns 100% of the six properties, and its partner now owns 100% of the 17 properties.
(4)    On February 4, 2025, the Company invested $100,000 in shares of newly issued convertible preferred stock of Strategic Storage Growth Trust III, Inc., an affiliate of SmartStop. The dividend rate for the preferred shares is 8.85% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing, and are redeemable thereafter subject to a redemption premium. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s condensed consolidated statements of operations.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
(6)    In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 7.00% per annum as of October 2024. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s condensed consolidated statements of operations. On April 4, 2025, the Company was repaid its $200,000 preferred equity investment in SmartStop.
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company’s investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP's acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	June 30, 2025	December 31, 2024
Debt securities - preferred stock	$300,000	$300,000
Notes receivable - bridge loans	1,542,693	1,244,575
Dividends and interest receivable	6,375	6,375
	$1,849,068	$1,550,950
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
The Company offers bridge loan financing to certain third-party self-storage owners for whom it manages properties. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties that the Company manages, and mezzanine loans receivable, which are secured by equity interest pledges. As of June 30, 2025, 79% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the six months ended June 30, 2025, the Company sold a total principal amount of $32,371 of its mortgage bridge loans receivable to third parties for par, closed on $210,829 in initial loan draws, and recorded $24,480 of draws for interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. As of June 30, 2025, none of the notes receivable are in past-due or nonaccrual status, and the allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	June 30, 2025	December 31, 2024
Secured notes payable (1)	$1,128,719	$1,013,661
Unsecured term loans	1,955,000	2,200,000
Unsecured senior notes	8,875,000	8,025,000
Total	11,958,719	11,238,661
Less: Discount on unsecured senior notes, net (2)	(205,553)	(222,254)
Less: Unamortized debt issuance costs	(59,185)	(56,391)
Total	$11,693,981	$10,960,016

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount of $293,134 to be amortized over the term of the debt. Also includes net premium from bond offerings of $13,853 offset by discount from assumed debt of $10,049.

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at June 30, 2025:

2025	$405,592
2026	1,402,104
2027	1,308,197
2028	1,627,200
2029	1,665,592
2030	1,692,034
2031	1,758,000
2032	600,000
2033	—
2034	600,000
Thereafter	900,000
$11,958,719
On November 20, 2024, the Company established a commercial paper note program. Under the terms of the program, the Company may issue up to $1,000,000 of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company’s condensed consolidated balance sheets. At June 30, 2025, there were $700,000 in issuances outstanding under the commercial paper program with a weighted-average maturity of 19 days.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper for the periods indicated:

	As of June 30, 2025
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$6,000	$140,000	5.74%	7/1/2026	SOFR plus 1.35%
Unsecured credit line (2)	505,000	2,000,000	5.27%	6/22/2027	SOFR plus 0.875%
Commercial paper	700,000	1,000,000	4.70% (3)	Various
	$1,211,000	$3,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of June 30, 2025. Rate is subject to change based on the Company's investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
On August 21, 2024, the Company entered into Amendment 1 to the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company’s unsecured debt is subject to certain financial covenants. As of June 30, 2025, the Company was in compliance with all of its financial covenants.
As of June 30, 2025, the Company’s percentage of fixed-rate debt to total debt was 77.6%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.2% and 5.3%, respectively. The combined weighted average interest rate was 4.4%.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $6,239 will be reclassified as an increase to interest income.
The Company held 10 active derivative financial instruments, which had a total current notional amount of $952,000 as of June 30, 2025 and one forward-starting derivative financial instrument with an effective date of July 14, 2025 and initial notional amount of $80,000.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	June 30, 2025	December 31, 2024
Other assets	$7,448	$15,733
Other liabilities	$2,727	$710

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended June 30,
Type	2025	2024		2025	2024
Swap Agreements	$21	$6,045	Interest expense	$3,186	$7,059

	Gain (loss) recognized in OCI for the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Six Months Ended June 30,
Type	2025	2024		2025	2024
Swap Agreements	$(3,445)	$25,294	Interest expense	$6,668	$15,076

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
As of June 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was immaterial. As of June 30, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2025, it could have been required to cash settle its obligations under these agreements at their termination value.
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
On November 13, 2023, the Company’s board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2024, no shares were repurchased. During the six months ended June 30, 2025, the Company repurchased 68,585 shares at an average price of $125.62 per share, paying a total of $8,615. As of June 30, 2025, the Company had remaining authorization to repurchase shares with an aggregate value up to $491,385.

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
At June 30, 2025 and December 31, 2024, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company’s condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statements of Noncontrolling Interests and Equity as of the periods indicated are as follows:

	June 30, 2025	December 31, 2024
Series B Units	$33,567	$33,567
Series D Units	20,260	42,525
	$53,827	$76,092

Series A Participating Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of June 30, 2025 and December 31, 2024, there were no outstanding Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at June 30, 2025. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of June 30, 2025 and December 31, 2024, there were no outstanding Series C Units.

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
During the six months ended June 30, 2025, 890,594 Series D Units were redeemed for 143,830 shares of common stock.
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of June 30, 2025. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of June 30, 2025 and December 31, 2024, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a note receivable of $50,000 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2024, bears interest at 10% per annum and matures on December 30, 2025.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company’s option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2025, the ten-day average closing price of the Company’s common stock was $147.13 and there were 9,347,849 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2025 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,375,349 in cash consideration to redeem the units.

OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2025	2024
OP Units redeemed for common stock	41,978	264,145
OP Units redeemed for cash	2,000	—
Cash paid for OP Units redeemed	$279	$—
OP Units issued in conjunction with acquisitions	37,886	—
Value of OP Units issued in conjunction with acquisitions	$5,878	$—
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in ten consolidated joint ventures as of June 30, 2025. There are a total of 15 stores in these consolidated joint ventures, 11 of which are operating and four of which are under development. The voting interests of the partners are 25.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at June 30, 2025 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.
15.    SEGMENT INFORMATION
The Company’s segment disclosures present the measure used by the chief operating decision maker (“CODM”) for purposes of assessing each segment’s performance. The Company’s CODM is its Executive Committee (“EC”), which uses net operating income (“NOI”) to assess the performance of the business for the Company’s reportable operating segments. The EC is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Digital Officer, Chief Strategy and Partnership Officer, Chief Operations Officer, and Chief Legal Officer. The Company’s segments are comprised of two reportable segments: (1) self-storage operations and (2) tenant reinsurance. NOI for the Company’s self-storage operations represents total property revenue less direct property operating expenses. NOI for the Company’s tenant reinsurance segment represents tenant reinsurance revenue less tenant reinsurance expenses.
The Company’s consolidated revenues equal total segment revenues plus management fees and other income. The self-storage operations activities include rental operations of stores that are wholly-owned and in consolidated joint ventures. Tenant reinsurance activities include the reinsurance of risks relating to the loss of goods stored by tenants in the stores operated by the Company. Management fees and other income is excluded from segment revenues and net operating income.
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
For all periods presented, substantially all of the Company’s real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Self-Storage Operations	$721,004	$697,100	$1,425,384	$1,385,144
Tenant Reinsurance	88,572	83,705	173,284	165,052
Total segment revenues	$809,576	$780,805	$1,598,668	$1,550,196

Operating expenses
Self-Storage Operations:
Payroll and benefits	$45,153	$42,282	$88,899	$85,681
Marketing	18,897	17,763	34,047	34,388
Office expense	36,150	28,886	71,144	58,340
Property operating expense	17,530	16,197	38,755	36,415
Repairs and maintenance	14,282	13,024	30,539	28,235
Property taxes	82,359	66,634	162,243	134,314
Insurance	8,765	8,065	17,197	16,310
Other segment items (1)	4,485	4,051	8,379	7,737
Total self-storage operations expenses	227,621	196,902	451,203	401,420

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (2)	$16,945	$19,631	$34,061	$38,136

Total segment operating expenses	$244,566	$216,533	$485,264	$439,556

Net operating income
Self-Storage Operations	$493,383	$500,198	$974,181	$983,724
Tenant Reinsurance	71,627	64,074	139,223	126,916
Total segment net operating income:	$565,010	$564,272	$1,113,404	$1,110,640

Other components of net income:
Management fees and other income	32,042	29,858	62,947	60,006
General and administrative expense	(44,952)	(39,901)	(90,926)	(83,623)
Depreciation and amortization expense	(177,266)	(194,809)	(357,622)	(391,775)
Gain (loss) on real estate assets held for sale and sold, net	(864)	(54,659)	34,897	(54,659)
Interest expense	(146,128)	(137,133)	(288,527)	(270,020)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(11,770)	(10,853)	(23,083)	(21,558)
Interest income	41,998	31,226	80,965	54,799
Equity in earnings and dividend income from unconsolidated real estate entities	16,284	17,255	36,215	32,262
Income tax expense	(11,638)	(9,844)	(20,629)	(16,586)
Net income	$262,716	$195,412	$547,641	$419,486

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2025, the Company was under agreement to originate $151,760 in bridge loans in 2025 and $20,900 in 2026.
As of June 30, 2025, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.
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

OVERVIEW
We are a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”). We derive substantially all of our revenues from our two segments: self-storage operations and tenant reinsurance. Primary sources of revenue for our self-storage operations segment include rents received from tenants under leases at stores that are wholly-owned and in consolidated joint ventures. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. Consequently, management spends a significant portion of their time maximizing cash flows from our diverse portfolio of stores. Revenue from our tenant reinsurance segment consists of insurance revenues from the reinsurance of risks relating to the loss of goods stored by tenants in our stores.
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

PROPERTIES
As of June 30, 2025, we owned or had ownership interests in 2,430 operating stores. Of these stores, 2,005 are wholly-owned, 11 are in consolidated joint ventures, and 414 are in unconsolidated joint ventures. In addition, we managed an additional 1,749 stores for third parties bringing the total number of stores which we own and/or manage to 4,179. These stores are located in 43 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.
As of June 30, 2025, approximately 2,465,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-stores as of June 30, 2025, the average length of stay for tenants who have vacated was approximately 17.1 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings.

The following table presents additional information regarding net rentable square feet and the number of stores by state:

	June 30, 2025
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	38	2,993,801	2	150,859	18	1,258,118	58	4,402,778
Arizona	50	3,840,157	25	2,027,339	61	4,984,618	136	10,852,114
Arkansas	—	—	—	—	4	481,708	4	481,708
California	225	18,557,409	43	3,198,121	153	14,350,783	421	36,106,313
Colorado	27	1,889,275	13	936,684	40	2,941,929	80	5,767,888
Connecticut	23	1,756,332	8	713,677	17	1,203,405	48	3,673,414
Delaware	—	—	1	76,633	6	443,919	7	520,552
Florida	266	20,519,041	41	3,246,302	235	18,058,542	542	41,823,885
Georgia	122	9,343,661	22	1,857,508	66	5,084,622	210	16,285,791
Hawaii	14	941,438	—	—	5	343,951	19	1,285,389
Idaho	2	131,834	—	—	5	572,699	7	704,533
Illinois	110	7,830,662	8	636,227	62	4,947,871	180	13,414,760
Indiana	94	4,171,008	1	57,737	29	2,207,165	124	6,435,910
Iowa	—	—	—	—	1	86,474	1	86,474
Kansas	1	50,264	2	108,746	3	236,790	6	395,800
Kentucky	15	1,094,003	1	51,641	16	1,272,881	32	2,418,525
Louisiana	11	861,133	—	—	16	1,157,185	27	2,018,318
Maine	5	354,667	—	—	12	798,821	17	1,153,488
Maryland	45	3,589,589	8	629,262	58	4,357,918	111	8,576,769
Massachusetts	67	4,202,636	16	986,177	47	2,956,056	130	8,144,869
Michigan	11	854,665	4	309,087	13	1,057,795	28	2,221,547
Minnesota	7	587,540	8	645,848	13	903,278	28	2,136,666
Mississippi	7	564,729	—	—	6	531,003	13	1,095,732
Missouri	29	2,395,379	7	503,624	26	2,013,909	62	4,912,912
Nebraska	—	—	—	—	5	445,919	5	445,919
Nevada	34	3,030,060	9	823,555	17	1,553,552	60	5,407,167
New Hampshire	17	1,283,570	2	84,165	13	646,883	32	2,014,618
New Jersey	91	7,217,433	32	2,535,458	79	6,083,726	202	15,836,617
New Mexico	12	762,388	10	681,583	17	1,234,891	39	2,678,862
New York	83	6,020,427	26	2,122,190	94	6,656,947	203	14,799,564
North Carolina	56	4,083,140	5	396,356	63	4,977,019	124	9,456,515
Ohio	50	3,446,858	5	327,138	24	1,993,823	79	5,767,819
Oklahoma	4	269,828	—	—	37	2,630,001	41	2,899,829
Oregon	8	549,806	2	166,613	7	479,932	17	1,196,351
Pennsylvania	33	2,557,705	10	787,187	64	4,820,968	107	8,165,860
Rhode Island	6	350,217	1	95,759	6	482,576	13	928,552
South Carolina	48	3,476,009	1	94,802	51	4,319,837	100	7,890,648
Tennessee	32	2,572,618	16	1,089,706	31	2,171,342	79	5,833,666
Texas	270	21,738,606	65	5,000,057	202	16,355,625	537	43,094,288
Utah	10	733,948	—	—	46	3,756,277	56	4,490,225
Virginia	74	6,008,574	9	699,535	40	2,791,844	123	9,499,953
Washington	16	1,281,341	1	77,325	18	1,446,191	35	2,804,857
Washington, DC	1	100,053	1	104,078	6	534,582	8	738,713
Wisconsin	2	187,155	9	871,210	17	1,532,138	28	2,590,503
Totals	2,016	152,198,959	414	32,092,189	1,749	137,165,513	4,179	321,456,661

(1)    Includes 11 consolidated joint ventures.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three and six months ended June 30, 2025 and 2024

Overview
Results for the three and six months ended June 30, 2025 included the operations of 2,430 stores (2,005 wholly-owned, 11 in consolidated joint ventures, and 414 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2024, which included the operations of 2,389 stores (1,912 wholly-owned, five in consolidated joint ventures, and 472 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues:
Property rental	$721,004	$697,100	$23,904	3.4%	$1,425,384	$1,385,144	$40,240	2.9%
Tenant reinsurance	88,572	83,705	4,867	5.8%	173,284	165,052	8,232	5.0%
Management fees and other income	32,042	29,858	2,184	7.3%	62,947	60,006	2,941	4.9%
Total revenues	$841,618	$810,663	$30,955	3.8%	$1,661,615	$1,610,202	$51,413	3.2%

Property rental—The increase in property rental revenues for the three and six months ended June 30, 2025 was primarily the result of an increase of $30,049 and $47,591, respectively, associated with acquisitions completed in 2024 and acquisitions completed in the first six months of 2025. The increase in revenue resulting from these acquisitions was partially offset by decreases in rental revenue of $6,027 and $10,663, respectively, due to property dispositions for the three and six months ended June 30, 2025. We acquired 58 wholly-owned stores in 2024 and an additional 45 wholly-owned stores during the six months ended June 30, 2025.
Tenant reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 4,179 stores at June 30, 2025 compared to 3,812 stores at June 30, 2024.
Management fees and other income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and six months ended June 30, 2025 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of June 30, 2025, we managed 2,163 stores for unconsolidated joint ventures and third parties, compared to 1,895 stores as of June 30, 2024.
Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses:
Property operations	$227,621	$196,902	$30,719	15.6%	$451,203	$401,420	$49,783	12.4%
Tenant reinsurance	16,945	19,631	(2,686)	(13.7)%	34,061	38,136	(4,075)	(10.7)%
General and administrative	44,952	39,901	5,051	12.7%	90,926	83,623	7,303	8.7%
Depreciation and amortization	177,266	194,809	(17,543)	(9.0)%	357,622	391,775	(34,153)	(8.7)%
Total expenses	$466,784	$451,243	$15,541	3.4%	$933,812	$914,954	$18,858	2.1%

Property operations—The increase in property operations expense during the three and six months ended June 30, 2025 consists primarily of an increase of $14,612 and $24,624, respectively, related to acquisitions completed in 2024 and acquisitions completed in the first six months of 2025. We acquired 58 wholly-owned stores in 2024 and an additional 45 wholly-owned stores during the six months ended June 30, 2025. Additionally, for the three and six months ended June 30,

2025 there was an increase of $12,220 and $22,501, respectively at our same-store properties primarily due to an increase in property tax expense.
Tenant reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance and is subject to volatility due to increased claims arising when significant events occur at stores.
General and administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. These expenses are recognized as incurred. Our overall general and administrative expense has increased primarily as a result of our increased size through acquisitions and growth through our joint venture partners and managed portfolio.
Depreciation and amortization—The company amortizes to expense intangible assets-customer intangibles on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). Depreciation and amortization expense decreased for both the three and six month periods, due to the customer intangibles associated with our merger with Life Storage being fully expensed in January of this year.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Gain (loss) on real estate assets held for sale and sold, net	$(864)	$(54,659)	$53,795	(98.4)%	$34,897	$(54,659)	$89,556	(163.8)%
Interest expense	(146,128)	(137,133)	(8,995)	6.6%	(288,527)	(270,020)	(18,507)	6.9%
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(11,770)	(10,853)	(917)	8.4%	(23,083)	(21,558)	(1,525)	7.1%
Interest income	41,998	31,226	10,772	34.5%	80,965	54,799	26,166	47.7%
Equity in earnings and dividend income from unconsolidated real estate entities	16,284	17,255	(971)	(5.6)%	36,215	32,262	3,953	12.3%
Income tax expense	(11,638)	(9,844)	(1,794)	18.2%	(20,629)	(16,586)	(4,043)	24.4%
Total other revenues & expenses, net	$(112,118)	$(164,008)	$51,890	(31.6)%	$(180,162)	$(275,762)	$95,600	(34.7)%

Gain on real estate assets held for sale and sold, net—We completed the sale of 12 previously held for sale stores during the six months ended June 30, 2025 resulting in a gain of $38,656 which was partially offset by losses of $3,759. The loss of $3,759 related to the sale of three land parcels and three properties listed for sale during the six months ended June 30, 2025 where the estimated fair value, net of selling costs, was less than the net carrying value of the assets. The loss recorded during the three months ended June 30, 2025 related to the sale of one operating property previously listed as held for sale resulting in an additional loss of $864. During the three months ended June 30, 2024, we listed seven properties for sale. These properties were recorded at current fair value less selling costs which resulted in an estimated loss of $54,659.
Interest expense—The increase in interest expense during the three and six months ended June 30, 2025 was primarily the result of higher outstanding debt. As of June 30, 2025, we had approximately $13,169,719 in total face value of debt, compared to approximately $11,803,723 as of June 30, 2024.
Non-cash interest expense related to amortization of discount on unsecured senior notes, net—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger and net premium from bond offerings, offset by discount from assumed debt.
Interest income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from Common Operating Partnership unit holders. The increase in interest income during the three and six months ended June 30, 2025 was primarily the result of an increase in the amount of bridge loans outstanding. The balance of bridge loans was $1,542,693 as of June 30, 2025, compared to $1,136,306 as of June 30, 2024.

Equity in earnings and dividend income from unconsolidated real estate entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The increase for the six months ended June 30, 2025 is primarily due to the transaction in November 2024 in which we acquired additional ownership interest in the HF1 Sovran HHF Storage Holdings LLC and HF2 Sovran HHF Storage Holdings II LLC from our partner in the unconsolidated joint ventures. The transaction increased our equity ownership percentages from 20% and 15%, respectively, to 49% in each unconsolidated joint venture. The decrease for the three months ended June 30, 2025 is primarily due to the acquisition of our partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures, as well as the transfer and distribution of membership interests in the PR II EXR JV LLC joint venture. The number of unconsolidated joint ventures in which we have ownership interests was 414 as of June 30, 2025, compared to 472 as of June 30, 2024. Dividend income represents dividends from our investment in preferred stock of SmartStop and its affiliates.
Income tax expense—The increase in income tax expense for the three and six months ended June 30, 2025 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$249,731	$185,872	$520,606	$398,984

Adjustments:
Real estate depreciation	164,707	153,217	323,877	307,589
Amortization of intangibles	3,225	28,137	14,304	57,421
(Gain) loss on real estate assets held for sale and sold, net	864	54,659	(34,897)	54,659
Unconsolidated joint venture real estate depreciation and amortization	7,741	8,009	16,430	15,849
Income allocated to Operating Partnership noncontrolling interests	12,985	9,540	27,035	20,502
Funds from operations attributable to common stockholders and unit holders	$439,253	$439,434	$867,355	$855,004

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2025	2024	Change	2025	2024	Change
Same-store rental revenues
Net rental income	$640,422	$639,094	0.2%	$1,276,284	$1,270,499	0.5%
Other operating income	25,141	26,681	(5.8)%	49,095	52,914	(7.2)%
Total same-store rental revenues	665,563	665,775	0.0%	1,325,379	1,323,413	0.1%

Same-store operating expenses
Payroll and benefits	40,985	39,968	2.5%	81,213	81,130	0.1%
Marketing	17,146	16,946	1.2%	31,086	32,874	(5.4)%
Office expense	20,553	20,250	1.5%	40,859	41,126	(0.6)%
Property operating expense	15,792	15,335	3.0%	35,341	34,480	2.5%
Repairs and maintenance	13,047	12,426	5.0%	28,243	27,008	4.6%
Property taxes	75,881	63,661	19.2%	151,350	128,849	17.5%
Insurance	7,968	7,667	3.9%	15,732	15,514	1.4%
Total same-store operating expenses	191,372	176,253	8.6%	383,824	360,981	6.3%

Same-store net operating income	$474,191	$489,522	(3.1)%	$941,555	$962,432	(2.2)%

Same-store square foot occupancy as of period end	94.6%	94.0%		94.6%	94.0%

Average same-store square foot occupancy	94.2%	93.6%		93.8%	92.8%

Properties included in same-store	1,829	1,829		1,829	1,829

The following table presents additional information for our same-store portfolio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Same-store portfolio	2025	2024	2025	2024
Average annual rent per occupied square foot, net of discounts and bad debt	$19.68	$19.83	$19.71	$19.89
New leases average annual rent per square foot	$14.28	$13.86	$13.24	$13.01
Average discounts as a percentage of rental revenues	2.0%	1.9%	1.9%	1.9%

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$262,716	$195,412	$547,641	$419,486
Adjusted to exclude:
(Gain) loss on real estate assets held for sale and sold, net	864	54,659	(34,897)	54,659
Equity in earnings and dividend income from unconsolidated real estate entities	(16,284)	(17,255)	(36,215)	(32,262)
Interest expense	146,128	137,133	288,527	270,020
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	11,770	10,853	23,083	21,558
Depreciation and amortization	177,266	194,809	357,622	391,775
Income tax expense	11,638	9,844	20,629	16,586
General and administrative	44,952	39,901	90,926	83,623
Management fees, other income and interest income	(74,040)	(61,084)	(143,912)	(114,805)
Net tenant insurance	(71,627)	(64,074)	(139,223)	(126,916)
Non same-store rental revenue	(55,441)	(31,325)	(100,005)	(61,731)
Non same-store operating expense	36,249	20,649	67,379	40,439
Total same-store net operating income	$474,191	$489,522	$941,555	$962,432

Same-store rental revenues	$665,563	$665,775	$1,325,379	$1,323,413
Same-store operating expenses	191,372	176,253	383,824	360,981
Same-store net operating income	$474,191	$489,522	$941,555	$962,432

CASH FLOWS

Cash flows from operating activities for the six months ended June 30, 2025 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,025,265	$1,010,800
Net cash used in investing activities	(614,255)	(764,767)
Net cash used in financing activities	(425,625)	(269,572)

Significant components of net cash flow included:
Net income	$547,641	$419,486
Depreciation and amortization	357,622	391,775
Acquisition and development of real estate assets	(544,077)	(226,713)
Proceeds from sale of real estate assets	133,206	—
Investment in unconsolidated real estate entities	(113,285)	(10,789)
Return of investment in unconsolidated real estate ventures	200,000	4,200
Issuance of notes receivable, net of sales and principal payments	(281,697)	(521,813)
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	6,440,431	3,263,470
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(6,974,943)	(3,407,382)
Proceeds from issuance of public bonds, net	850,000	600,000
Dividends paid on common stock	(688,085)	(687,636)
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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2025, we had $125,045 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2025 and 2024, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

The following table presents information relating to our debt:

June 30, 2025
Total face value of debt	$13,169,719
Total enterprise value ratio	28.7%
Total fixed-rate debt and other instruments to total debt	77.6% (1)
Weighted average interest rate of total debt	4.4%

(1) $10,225,848 total fixed-rate debt including $952,000 on which we have interest rate swaps that have been included as fixed-rate debt.
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
In November 2024, we established our commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1,000,000, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 13 months. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of commercial paper notes outstanding. At June 30, 2025, we had $700,000 in issuances outstanding under the commercial paper program.
We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2/Positive rating from Moody's Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of June 30, 2025, we had a total of 1,773 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $30,214,990 and our total asset value was calculated as $36,039,197 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2025.
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
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800,000. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of June 30, 2025, no shares have been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.

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

RECENT TAX LEGISLATION
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (the permissible value of taxable REIT subsidiary securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. We are currently evaluating the provisions of the OBBBA, but do not expect the OBBBA to have a material impact on our financial position and/or results of operations.

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
As of June 30, 2025, we had approximately $13.2 billion in total face value of debt, of which approximately $2.9 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $29.4 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statements of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: August 1, 2025	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2025	/s/ Jeff Norman
Jeff Norman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)