Form 10-Q
period 2025-09-30
Extra Space Storage Inc.
filed 2025-10-31
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 27, 2025, was 212,247,580.

Table of Contents
EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and developments, and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “anticipates,” or “intends,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.
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
All forward-looking statements are based upon our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our securities. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Real estate assets, net	$24,926,700	$24,587,627
Real estate assets - operating lease right-of-use assets	732,103	689,803
Investments in unconsolidated real estate entities	1,063,969	1,332,338
Investments in debt securities and notes receivable	1,851,094	1,550,950
Cash and cash equivalents	111,931	138,222
Other assets, net	547,172	548,986
Total assets	$29,232,969	$28,847,926
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,042,178	$1,010,541
Unsecured term loans, net	1,494,914	2,192,507
Unsecured senior notes, net	9,423,613	7,756,968
Revolving lines of credit and commercial paper	942,000	1,362,000
Operating lease liabilities	757,807	705,845
Cash distributions in unconsolidated real estate ventures	77,705	75,319
Accounts payable and accrued expenses	472,831	346,519
Other liabilities	525,509	538,865
Total liabilities	14,736,557	13,988,564
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 212,247,389 and 211,995,510 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,123	2,120
Additional paid-in capital	14,867,437	14,831,946
Accumulated other comprehensive income	1,338	12,806
Accumulated deficit	(1,253,277)	(899,337)
Total Extra Space Storage Inc. stockholders’ equity	13,617,621	13,947,535
Noncontrolling interest represented by Preferred Operating Partnership units	53,827	76,092
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	824,964	835,735
Total noncontrolling interests and equity	14,496,412	14,859,362
Total liabilities, noncontrolling interests and equity	$29,232,969	$28,847,926
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Property rental	$735,581	$710,874	$2,160,965	$2,096,018
Tenant reinsurance	90,341	84,048	263,625	249,100
Management fees and other income	32,538	29,882	95,485	89,888
Total revenues	858,460	824,804	2,520,075	2,435,006
Expenses:
Property operations	235,486	209,035	686,689	610,455
Tenant reinsurance	17,781	17,510	51,842	55,646
General and administrative	43,479	39,750	134,405	123,373
Depreciation and amortization	177,466	195,046	535,088	586,821
Total expenses	474,212	461,341	1,408,024	1,376,295
Loss on real estate assets held for sale and sold, net	(105,128)	(8,961)	(70,231)	(63,620)
Impairment of Life Storage trade name	—	(51,763)	—	(51,763)
Income from operations	279,120	302,739	1,041,820	943,328
Interest expense	(149,650)	(142,855)	(438,177)	(412,875)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,086)	(11,005)	(35,169)	(32,563)
Interest income	43,588	34,947	124,553	89,746
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	160,972	183,826	693,027	587,636
Equity in earnings and dividend income from unconsolidated real estate entities	15,669	16,246	51,884	48,508
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	9,354	13,730	9,354	13,730
Income tax expense	(11,962)	(10,857)	(32,591)	(27,443)
Net income	174,033	202,945	721,674	622,431
Net income allocated to Preferred Operating Partnership noncontrolling interests	(724)	(1,932)	(2,171)	(6,073)
Net income allocated to Operating Partnership and other noncontrolling interests	(7,311)	(7,803)	(32,899)	(24,164)
Net income attributable to common stockholders	$165,998	$193,210	$686,604	$592,194
Earnings per common share
Basic	$0.78	$0.91	$3.23	$2.79
Diluted	$0.78	$0.91	$3.23	$2.79
Weighted average number of shares
Basic	211,963,870	211,698,436	211,918,589	211,522,578
Diluted	221,304,958	220,298,870	211,918,589	220,177,692
Cash dividends paid per common share	$1.62	$1.62	$4.86	$4.86
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$174,033	$202,945	$721,674	$622,431
Other comprehensive income:
Change in fair value of interest rate swaps	(1,949)	(24,887)	(12,035)	(14,691)
Total comprehensive income	172,084	178,058	709,639	607,740
Less: comprehensive income attributable to noncontrolling interests	7,951	8,749	34,503	29,641
Comprehensive income attributable to common stockholders	$164,133	$169,309	$675,136	$578,099
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2025
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2025	$53,827	$820,254	$12,166	212,252,547	$2,123	$14,860,946	$3,203	$(1,075,430)	$14,677,089
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	(5,158)	—	6,929	—	—	6,929
Redemption of Operating Partnership units for cash	—	(736)	—	—	—	(438)	—	—	(1,174)
Noncontrolling interest in consolidated joint ventures	—	—	1,241	—	—	—	—	—	1,241
Net income	724	7,293	18	—	—	—	—	165,998	174,033
Other comprehensive loss	—	(84)	—	—	—	—	(1,865)	—	(1,949)
Distributions to Operating Partnership units and other noncontrolling interests	(724)	(15,131)	(57)	—	—	—	—	—	(15,912)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,845)	(343,845)
Balances at September 30, 2025	$53,827	$811,596	$13,368	212,247,389	$2,123	$14,867,437	$1,338	$(1,253,277)	$14,496,412

Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	134,656	1	14,373	—	—	14,374
Redemption of Operating Partnership units for stock	(22,265)	(3,953)	—	185,808	3	26,215	—	—	—
Redemption of Operating Partnership units for cash	—	(924)	—	—	—	(529)	—	—	(1,453)
Issuance of Operating Partnership units in conjunction with acquisitions	—	5,878	—	—	—	—	—	—	5,878
Repurchase of common stock, net of offering costs	—	—	—	(68,585)	(1)	—	—	(8,614)	(8,615)
Purchase of remaining equity interest in existing unconsolidated joint venture	—	—	(1,426)	—	—	(4,568)	—	—	(5,994)
Noncontrolling interest in consolidated joint ventures	—	—	3,099	—	—	—	—	—	3,099
Net income	2,171	32,895	4	—	—	—	—	686,604	721,674
Other comprehensive loss	—	(567)	—	—	—	—	(11,468)	—	(12,035)
Distributions to Operating Partnership units and other noncontrolling interests	(2,171)	(45,631)	(146)	—	—	—	—	—	(47,948)
Dividends paid on common stock at $4.86 per share	—	—	—	—	—	—	—	(1,031,930)	(1,031,930)
Balances at September 30, 2025	$53,827	$811,596	$13,368	212,247,389	$2,123	$14,867,437	$1,338	$(1,253,277)	$14,496,412

Extra Space Storage Inc.
Condensed Consolidated Statement of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2024
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2024	$191,306	$757,102	$9,800	211,927,348	$2,120	$14,810,938	$27,241	$(667,667)	$15,130,840
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	10,515	—	8,224	—	—	8,224
Offering costs associated with shelf registration	—	—	—	—	—	(28)	—	—	(28)
Redemption of Operating Partnership units for stock	—	(3,884)	—	43,879	—	3,884	—	—	—
Noncontrolling interest in consolidated joint ventures	—	—	825	—	—	—	—	—	825
Net income	1,932	7,800	3	—	—	—	—	193,210	202,945
Other comprehensive loss	—	(986)	—	—	—	—	(23,901)	—	(24,887)
Distributions to Operating Partnership units and other noncontrolling interests	(1,932)	(13,896)	—	—	—	—	—	—	(15,828)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,408)	(343,408)
Balances at September 30, 2024	$191,306	$746,136	$10,628	211,981,742	$2,120	$14,823,018	$3,340	$(817,865)	$14,958,683

Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	178,944	2	14,417	—	—	14,419
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Offering costs associated with shelf registration	—	—	—	—	—	(522)	—	—	(522)
Redemption of Operating Partnership units for stock	(31,054)	(27,321)	—	521,685	5	58,370	—	—	—
Noncontrolling interest in consolidated joint ventures	—	—	1,687	—	—	—	—	—	1,687
Net income	6,073	24,137	27	—	—	—	—	592,194	622,431
Other comprehensive loss	—	(596)	—	—	—	—	(14,095)	—	(14,691)
Distributions to Operating Partnership units and other noncontrolling interests	(6,073)	(41,838)	—	—	—	—	—	—	(47,911)
Dividends paid on common stock at $4.86 per share	—	—	—	—	—	—	—	(1,031,044)	(1,031,044)
Balances at September 30, 2024	$191,306	$746,136	$10,628	211,981,742	$2,120	$14,823,018	$3,340	$(817,865)	$14,958,683
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$721,674	$622,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535,088	586,821
Amortization of deferred financing costs	8,757	13,419
Non-cash lease expense	9,661	3,224
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	35,169	32,563
Compensation expense related to share-based awards	22,740	14,417
Accrual of interest income added to principal of debt securities and notes receivable	(24,101)	(23,455)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(9,354)	(13,730)
Impairment of Life Storage trade name	—	51,763
Loss on real estate assets held for sale and sold, net	70,231	63,620
Distributions from unconsolidated real estate ventures	24,795	21,839
Changes in operating assets and liabilities:
Other assets	(28,098)	42,513
Accounts payable and accrued expenses	121,191	45,145
Other liabilities	(5,357)	18,581
Net cash provided by operating activities	1,482,396	1,479,151
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(587,547)	(361,126)
Development and redevelopment of real estate assets	(111,067)	(100,507)
Proceeds from sale of real estate assets	168,747	4,415
Investment in unconsolidated real estate entities	(107,178)	(7,175)
Return of investment in unconsolidated real estate ventures	231,130	12,999
Issuance of notes receivable	(512,377)	(739,702)
Payments received on notes receivable	137,962	153,971
Proceeds from sale of notes receivable	98,372	175,335
Purchase of equipment and fixtures	(15,704)	(15,713)
Net cash used in investing activities	(697,662)	(877,503)
Cash flows from financing activities:
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	11,436,343	5,542,362
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(12,780,602)	(6,062,896)
Proceeds from issuance of public bonds, net	1,650,000	1,000,000
Deferred financing costs	(30,698)	(12,633)
Repurchase of common stock, net of offering costs	(8,615)	—
Proceeds from share issuances	—	365
Redemption of Operating Partnership units for cash	(1,453)	—
Offering costs associated with shelf registration	—	(522)
Dividends paid on common stock	(1,031,930)	(1,031,044)
Distributions to noncontrolling interests, net of contributions	(44,848)	(48,038)
Net cash used in financing activities	$(811,803)	(612,406)
Net decrease in cash, cash equivalents, and restricted cash	(27,069)	(10,758)

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents, and restricted cash, beginning of the period	$143,303	$105,083
Cash, cash equivalents, and restricted cash, end of the period	$116,234	$94,325

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$138,222	$99,062
Restricted cash included in other assets	5,081	6,021
	$143,303	$105,083
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$111,931	$88,931
Restricted cash included in other assets	4,303	5,394
	$116,234	$94,325
Supplemental schedule of cash flow information
Interest paid	$433,412	$381,434
Income taxes paid	33,275	30,635
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(26,218)	58,375
Common stock and paid-in capital	26,218	$(58,375)
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$419	$—
Operating lease liabilities	(419)	—
Acquisitions of real estate assets
Real estate assets, net	$111,984	$—
Value of OP units issued	(5,878)	—
Value of investment in consolidated real estate ventures	(105,471)	—
Net liabilities assumed	(635)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$5,121	$9,094
Accounts payable and accrued expenses	(5,121)	(9,094)
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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2025, the Company had direct and indirect equity interests in 2,427 stores. In addition, the Company managed 1,811 stores for third parties, bringing the total number of stores which it owns and/or manages to 4,238. These stores are located in 43 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain third-party self-storage owners for whom it manages properties.
2.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$5,327	$—
Other liabilities - Cash flow hedge swap agreements	$—	$2,603	$—
The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2025 or December 31, 2024.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets held for use are evaluated for impairment when events or circumstances, including the Company’s assumptions about the use of the asset, indicate there may be impairment. The Company reviews each store at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on stores where occupancy and/or rental income have decreased by a significant amount. For these stores, the Company determines whether the decrease is temporary or permanent, and whether the store will likely recover the lost occupancy and/or revenue in the short term. In addition, the Company reviews stores in the lease-up stage and compares actual operating results to original projections.
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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to their estimated fair value, supported by current third-party appraisal or broker market data (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations. As of September 30, 2025, the Company had 29 stores classified as held for sale which are included in real estate assets, net. Refer to note 4 for additional details on disposition and held for sale activity.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, investments in debt securities and notes receivable, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and commercial paper and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States and the Cayman Islands, primarily relating to operating cash reserve for the Company’s captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy). The discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Common Operating Partnership unit holder	$50,651	$50,000	$52,112	$50,000
Fixed rate notes receivable	58,956	58,889	40,818	42,000
Fixed rate debt	10,858,814	10,919,072	8,949,297	9,420,848
4.    ACQUISITIONS AND DISPOSITIONS
The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2025 and 2024. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

								Total
Period	Number of Stores	Cash Paid	Loans Assumed	Fair Value Adjustment of Debt Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Q3 2025	1	$12,945	$—	$—	$—	$(30)	$—	$12,915
Q2 2025	28	161,738	258,000	(10,049)	34,767	4,472	—	448,928
Q1 2025	17	136,025	—	—	105,471	847	5,878	248,221
Total 2025	46	$310,708	$258,000	$(10,049)	$140,238	$5,289	$5,878	$710,064

Q3 2024	11	$158,237	$—	$—	$959	$1,431	$—	$160,627
Q2 2024	3	27,644	—	—	—	97	—	27,741
Q1 2024	6	35,084	—	—	—	171	—	35,255
Total 2024	20	$220,965	$—	$—	$959	$1,699	$—	$223,623

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
Disposition and Held for Sale Activity
The following table presents the Company’s disposition and held for sale activity for the periods indicated:

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Carrying Value of Assets Held for Sale	(Gain) / Loss Recognized	Number of Stores
2025 Activity
Q1 2025 beginning balance	$103,756	$—	13
Additions	8,019	3,759	3
Disposals	(83,537)	(39,520)	(11)
Q1 2025 ending balance	$28,238	$(35,761)	5
Additions	—	—	—
Disposals	(9,440)	864	(1)
Q2 2025 ending balance	$18,798	$(34,897)	4
Additions	175,289	105,128	25
Disposals	—	—	—
Q3 2025 ending balance	$194,087	$70,231	29

2024 Activity
Q1 2024 ending balance	$—	$—	—
Additions	51,933	54,659	7
Disposals	—	—	—
Q2 2024 ending balance	$51,933	$54,659	7
Additions	83,442	8,990	11
Disposals	(3,845)	(29)	(1)
Q3 2024 ending balance	$131,530	$63,620	17
The net losses are shown on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 as loss on real estate assets held for sale and sold, net.
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	September 30, 2025	December 31, 2024
Land	$5,099,022	$4,994,642
Buildings, improvements and other intangibles	23,044,740	22,336,386
Right of use assets - finance lease	141,194	140,259
Intangible assets - tenant relationships	334,664	326,440
Intangible lease rights	28,863	27,743
	28,648,483	27,825,470
Less: accumulated depreciation and amortization	(3,828,434)	(3,339,136)
Net operating real estate assets	24,820,049	24,486,334
Real estate under development/redevelopment	106,651	101,293
Real estate assets, net	$24,926,700	$24,587,627

Real estate assets held for sale included in real estate assets, net	$194,087	$103,756
Assets held for sale are included in the self-storage operations segment of the Company’s segment information.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	September 30, 2025	December 31, 2024
Goodwill	$170,811	$170,811
Receivables, net	133,086	129,748
Prepaid expenses and deposits	149,408	137,494
Other intangible assets, net	16,552	32,206
Fair value of interest rate swaps	5,327	15,733
Equipment and fixtures, net	51,595	50,365
Deferred line of credit financing costs, net	16,090	7,548
Restricted cash	4,303	5,081
Other assets, net	$547,172	$548,986
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
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price for the period presented. The average share price for the three months ended September 30, 2025 and 2024 was $143.62 and $168.78, respectively. The average share price for the nine months ended September 30, 2025 and 2024 was $146.84 and $153.61, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	—	9,357,864	—
Series B Units	233,729	198,887	228,604	218,529
Series D Units	141,066	934,585	161,300	1,111,927
	374,795	1,133,472	9,747,768	1,330,456

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$165,998	$193,210	$686,604	$592,194
Earnings and dividends allocated to participating securities	(430)	(392)	(1,295)	(1,141)
Earnings for basic computations	165,568	192,818	685,309	591,053
Income allocated to noncontrolling interest - Preferred OP Units and OP Units	7,293	7,800	—	24,136
Net income for diluted computations	$172,861	$200,618	$685,309	$615,189

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,963,870	211,698,436	211,918,589	211,522,578
Common OP Units	9,341,088	8,597,656	—	8,651,915
Shares related to dilutive stock options	—	2,778	—	3,199
Average number of common shares outstanding - diluted	221,304,958	220,298,870	211,918,589	220,177,692
Earnings per common share
Basic	$0.78	$0.91	$3.23	$2.79
Diluted	$0.78	$0.91	$3.23	$2.79
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
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2025	2024
PRISA Self Storage LLC	85	4%	4%	$8,795	$8,967
HF1 Sovran HHF Storage Holdings LLC	37	49%	49%-59%	302,356	304,526
Storage Portfolio II JV LLC	36	10%	30%	(10,261)	(9,584)
Storage Portfolio IV JV LLC	32	10%	30%	46,507	47,150
Storage Portfolio I LLC	24	34%	49%	(44,357)	(43,803)
ESS CA-TIVS JV LP (3)	—	55%	55%-65%	—	27,217
HF2 Sovran HHF Storage Holdings II LLC	22	49%	49%-59%	112,784	114,034
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	24,716	25,192
HF6 191 V Life Storage Holdings LLC	17	20%	20%	9,824	10,821
PR II EXR JV LLC (4)	—	25%	25%	—	105,909
VRS Self Storage, LLC	16	45%	54%	(18,465)	(17,557)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	18,337	19,295
Other unconsolidated real estate ventures (2)(3)	109	10%-50%	10%-50%	286,028	314,852
Strategic Storage Growth Trust III, Inc. Preferred Stock (5)	n/a	n/a	n/a	100,000	—
Strategic Storage Trust VI, Inc. Preferred Stock (6)	n/a	n/a	n/a	150,000	150,000
SmartStop Self Storage REIT, Inc. Preferred Stock (7)	n/a	n/a	n/a	—	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	411			$986,264	$1,257,019

Investments in unconsolidated real estate entities				$1,063,969	$1,332,338
Cash distributions in unconsolidated real estate ventures				(77,705)	(75,319)
Net Investments in and Cash distributions in unconsolidated real estate entities				$986,264	$1,257,019
(1)    Includes pro-rata equity ownership share and promoted interest.
(2)    On July 8, 2025, the Company sold its membership interest in the Life Storage Spacemax LLC joint venture, which held six properties. The sale resulted in a net gain of $9,354, which has been included on the equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest line on the Company’s condensed consolidated statements of operations.
(3)    On April 30, 2025, the Company acquired all of its partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures. The total value of the real estate was recorded at $436,797, which included $258,000 of assumed debt. The Company now owns 100% of the 27 properties that were held in the two joint ventures.
(4)    On March 31, 2025, the Company closed on the transfer and distribution of membership interests in its PR II EXR JV LLC joint venture. The Company exchanged its 25% ownership interest in 17 properties for its partner’s 75% ownership interest in six properties. The portfolio consisted of 23 properties; therefore, the Company now owns 100% of the six properties, and its partner now owns 100% of the 17 properties.
(5)    On February 4, 2025, the Company invested $100,000 in shares of newly issued convertible preferred stock of Strategic Storage Growth Trust III, Inc., an affiliate of SmartStop. The dividend rate for the preferred shares is 8.85% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing, and are redeemable thereafter subject to a redemption premium. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s condensed consolidated statements of operations.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
(6)    In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage Trust VI, Inc. with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities on the Company’s condensed consolidated statements of operations.
(7)    In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 7.00% per annum as of October 2024. Dividend income from this investment is included on the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s condensed consolidated statements of operations. On April 4, 2025, the Company was repaid its $200,000 preferred equity investment in SmartStop.
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company’s investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP’s acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	September 30, 2025	December 31, 2024
Debt securities - preferred stock	$300,000	$300,000
Notes receivable - bridge loans	1,544,719	1,244,575
Dividends and interest receivable	6,375	6,375
	$1,851,094	$1,550,950
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
The Company offers bridge loan financing to certain third-party self-storage owners for whom it manages properties. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties that the Company manages, and mezzanine loans receivable, which are secured by equity interest pledges. As of September 30, 2025, 79% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the nine months ended September 30, 2025, the Company sold a total principal amount of $98,372 of its mortgage bridge loans receivable to third parties for par, closed on $328,241 in initial loan draws, and recorded $34,452 of draws for interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. As of September 30, 2025, none of the notes receivable are in nonaccrual status, and any notes receivable where the monthly payments are delinquent are immaterial and less than 90 days past due. The allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	September 30, 2025	December 31, 2024
Secured notes payable (1)	$1,045,058	$1,013,661
Unsecured term loans	1,500,000	2,200,000
Unsecured senior notes	9,675,000	8,025,000
Total	12,220,058	11,238,661
Less: Discount on unsecured senior notes, net (2)	(194,289)	(222,254)
Less: Unamortized debt issuance costs	(65,064)	(56,391)
Total	$11,960,705	$10,960,016

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount of $293,134 to be amortized over the term of the debt. Also includes net premium from bond offerings of $13,853 offset by discount from assumed debt of $10,049.

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at September 30, 2025:

2025	$231,392
2026	1,315,264
2027	906,711
2028	1,651,900
2029	1,765,202
2030	1,691,589
2031	1,758,000
2032	600,000
2033	800,000
2034	600,000
Thereafter	900,000
$12,220,058
On November 20, 2024, the Company established a commercial paper note program. Under the terms of the program, the Company may issue up to $1,000,000 of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company’s condensed consolidated balance sheets. At September 30, 2025, there were $540,000 in issuances outstanding under the commercial paper program with a weighted-average maturity of 24 days.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper for the periods indicated:

	As of September 30, 2025
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$17,000	$140,000	5.59%	7/1/2026	SOFR plus 1.35%
Unsecured credit line (2)	385,000	3,000,000	5.02%	8/21/2029	SOFR plus 0.775%
Commercial paper	540,000	1,000,000	4.44% (3)	Various
	$942,000	$4,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of September 30, 2025. Rate is subject to change based on the Company’s investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
On August 21, 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which increased the commitment under the revolving credit facility to $3,000,000, extended the maturity of the credit facility to August 2029, and reduced the interest rate by 10 basis points. In connection with the amendment, the Company also paid off term loans within the credit facility in the amount of $655,000 and increased other term loans within the credit facility by $200,000.
The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company’s unsecured debt is subject to certain financial covenants. As of September 30, 2025, the Company was in compliance with all of its financial covenants.
As of September 30, 2025, the Company’s percentage of fixed-rate debt to total debt was 83.8%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.2% and 5.2%, respectively. The combined weighted average interest rate was 4.4%.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the coming 12 months, the Company estimates that $3,389 will be reclassified as an increase to interest income. As of

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
September 30, 2025, the Company held 10 active derivative financial instruments, which had a total current notional amount of $952,000.

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	September 30, 2025	December 31, 2024
Other assets	$5,327	$15,733
Other liabilities	$2,603	$710

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended September 30,
Type	2025	2024		2025	2024
Swap Agreements	$874	$(17,931)	Interest expense	$2,822	$6,965

	Gain (loss) recognized in OCI for the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Nine Months Ended September 30,
Type	2025	2024		2025	2024
Swap Agreements	$(2,572)	$7,363	Interest expense	$9,490	$22,042

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
As of September 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was immaterial. As of September 30, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2025, it could have been required to cash settle its obligations under these agreements at their termination value.

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
On November 13, 2023, the Company’s board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2024, no shares were repurchased. During the nine months ended September 30, 2025, the Company repurchased 68,585 shares at an average price of $125.62 per share, paying a total of $8,615. As of September 30, 2025, the Company had remaining authorization to repurchase shares with an aggregate value up to $491,385.
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
At September 30, 2025 and December 31, 2024, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company’s condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statements of Noncontrolling Interests and Equity as of the periods indicated are as follows:

	September 30, 2025	December 31, 2024
Series B Units	$33,567	$33,567
Series D Units	20,260	42,525
	$53,827	$76,092

Series A Participating Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of September 30, 2025 and December 31, 2024, there were no outstanding Series A Units.

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
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at September 30, 2025. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of September 30, 2025 and December 31, 2024, there were no outstanding Series C Units.
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
During the nine months ended September 30, 2025, 890,594 Series D Units were redeemed for 143,830 shares of common stock.
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of September 30, 2025. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of September 30, 2025 and December 31, 2024, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a note receivable of $50,000 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2024, bears interest at 10% per annum and matures on December 30, 2025.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company’s option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2025, the ten-day average closing price of the Company’s common stock was $139.99 and there were 9,339,849 OP Units outstanding. Assuming that all of the OP Unit

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
holders exercised their right to redeem all of their OP Units on September 30, 2025 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,307,485 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024
OP Units redeemed for common stock	41,978	308,024
OP Units redeemed for cash	10,000	—
Cash paid for OP Units redeemed	$1,453	$—
OP Units issued in conjunction with acquisitions	37,886	—
Value of OP Units issued in conjunction with acquisitions	$5,878	$—
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in 12 consolidated joint ventures as of September 30, 2025. There are a total of 16 stores in these consolidated joint ventures, 11 of which are operating and five of which are under development. The voting interests of the partners are 25.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at September 30, 2025 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.
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
For all periods presented, substantially all of the Company’s real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Self-Storage Operations	$735,581	$710,874	$2,160,965	$2,096,018
Tenant Reinsurance	90,341	84,048	263,625	249,100
Total segment revenues	$825,922	$794,922	$2,424,590	$2,345,118

Operating expenses
Self-Storage Operations:
Payroll and benefits	$46,386	$41,393	$135,285	$127,074
Marketing	19,604	14,816	53,651	49,204
Office expense	36,574	30,868	107,718	89,208
Property operating expense	21,122	19,543	59,877	55,958
Repairs and maintenance	15,150	13,176	45,689	41,411
Property taxes	82,499	76,996	244,742	211,310
Insurance	9,879	8,241	27,076	24,551
Other segment items (1)	4,272	4,002	12,651	11,739
Total self-storage operations expenses	235,486	209,035	686,689	610,455

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (2)	$17,781	$17,510	$51,842	$55,646

Total segment operating expenses	$253,267	$226,545	$738,531	$666,101

Net operating income
Self-Storage Operations	$500,095	$501,839	$1,474,276	$1,485,563
Tenant Reinsurance	72,560	66,538	211,783	193,454
Total segment net operating income:	$572,655	$568,377	$1,686,059	$1,679,017

Other components of net income:
Management fees and other income	32,538	29,882	95,485	89,888
General and administrative expense	(43,479)	(39,750)	(134,405)	(123,373)
Depreciation and amortization expense	(177,466)	(195,046)	(535,088)	(586,821)
Loss on real estate assets held for sale and sold, net	(105,128)	(8,961)	(70,231)	(63,620)
Interest expense	(149,650)	(142,855)	(438,177)	(412,875)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,086)	(11,005)	(35,169)	(32,563)
Interest income	43,588	34,947	124,553	89,746
Equity in earnings and dividend income from unconsolidated real estate entities	15,669	16,246	51,884	48,508
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	9,354	13,730	9,354	13,730
Impairment of Life Storage trade name	—	(51,763)	—	(51,763)
Income tax expense	(11,962)	(10,857)	(32,591)	(27,443)
Net income	$174,033	$202,945	$721,674	$622,431

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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2025, the Company was under agreement to acquire 25 stores at a total purchase price of $261,778. Acquisitions of all 25 stores are scheduled to close in 2025.
As of September 30, 2025, the Company was under agreement to originate $27,500 in bridge loans in 2025 and $52,200 in 2026 and thereafter.
As of September 30, 2025, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.
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
17.    SUBSEQUENT EVENTS
On October 29, 2025, the Company closed on the acquisition of 13 properties located in Arizona, Nevada and Utah. The Company acquired 11 of the properties on a wholly-owned basis for $118,250, with the remaining two properties entering joint ventures where the Company’s investment totaled $2,455.

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

PROPERTIES
As of September 30, 2025, we owned or had ownership interests in 2,427 operating stores. Of these stores, 2,005 are wholly-owned, 11 are in consolidated joint ventures, and 411 are in unconsolidated joint ventures. In addition, we managed an additional 1,811 stores for third parties bringing the total number of stores which we own and/or manage to 4,238. These stores are located in 43 states and Washington, D.C. The majority of our stores are clustered around large population centers. The clustering of assets around these population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.
As of September 30, 2025, approximately 2,460,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-stores as of September 30, 2025, the average length of stay for tenants who have vacated was approximately 17.0 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” stores, a mix of drive-up and multi-floor buildings.

The following table presents additional information regarding net rentable square feet and the number of stores by state:

	September 30, 2025
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	38	2,994,956	2	150,859	21	1,472,898	61	4,618,713
Arizona	50	3,874,813	25	2,027,302	68	5,431,400	143	11,333,515
Arkansas	—	—	—	—	5	545,092	5	545,092
California	225	18,574,780	43	3,205,290	153	14,302,884	421	36,082,954
Colorado	27	1,889,223	13	937,347	39	2,916,493	79	5,743,063
Connecticut	23	1,755,606	8	713,752	17	1,202,244	48	3,671,602
Delaware	—	—	1	76,633	6	444,209	7	520,842
Florida	267	20,606,141	41	3,246,730	241	18,741,023	549	42,593,894
Georgia	122	9,344,312	16	1,335,815	71	5,512,900	209	16,193,027
Hawaii	14	941,486	—	—	6	389,426	20	1,330,912
Idaho	2	131,954	—	—	6	753,527	8	885,481
Illinois	110	7,829,795	8	636,062	61	4,930,038	179	13,395,895
Indiana	94	4,175,357	1	57,617	28	2,165,833	123	6,398,807
Iowa	—	—	—	—	1	86,680	1	86,680
Kansas	1	50,314	2	108,346	3	236,643	6	395,303
Kentucky	15	1,096,773	1	51,641	15	1,130,167	31	2,278,581
Louisiana	10	771,298	1	88,870	16	1,183,020	27	2,043,188
Maine	5	350,827	—	—	12	798,821	17	1,149,648
Maryland	45	3,590,014	8	629,067	58	4,398,187	111	8,617,268
Massachusetts	67	4,227,104	16	986,186	49	3,076,034	132	8,289,324
Michigan	11	845,017	4	308,327	15	1,178,380	30	2,331,724
Minnesota	7	586,650	8	645,878	13	903,058	28	2,135,586
Mississippi	7	563,769	—	—	7	601,638	14	1,165,407
Missouri	29	2,398,226	7	503,124	26	2,022,977	62	4,924,327
Nebraska	—	—	—	—	5	445,785	5	445,785
Nevada	34	3,030,810	10	916,235	21	1,879,678	65	5,826,723
New Hampshire	17	1,283,565	2	83,965	13	647,923	32	2,015,453
New Jersey	91	7,276,558	32	2,533,887	84	6,674,488	207	16,484,933
New Mexico	12	761,664	10	681,143	17	1,234,207	39	2,677,014
New York	83	6,029,967	26	2,125,655	97	6,837,558	206	14,993,180
North Carolina	56	4,112,119	5	395,826	62	4,930,870	123	9,438,815
Ohio	50	3,461,189	5	326,938	26	2,156,054	81	5,944,181
Oklahoma	4	270,003	—	—	39	2,832,714	43	3,102,717
Oregon	8	548,724	2	166,638	7	479,342	17	1,194,704
Pennsylvania	33	2,559,099	10	786,885	68	5,158,906	111	8,504,890
Rhode Island	6	349,242	1	95,844	6	483,146	13	928,232
South Carolina	48	3,475,930	1	94,552	51	4,281,791	100	7,852,273
Tennessee	33	2,657,139	16	1,090,115	30	2,115,849	79	5,863,103
Texas	269	21,742,372	66	5,094,381	217	17,720,563	552	44,557,316
Utah	10	733,196	—	—	46	3,619,213	56	4,352,409
Virginia	74	6,044,695	9	699,744	40	2,793,140	123	9,537,579
Washington	16	1,280,479	1	77,490	19	1,509,192	36	2,867,161
Washington, DC	1	100,103	1	104,001	6	534,407	8	738,511
Wisconsin	2	187,365	9	860,927	20	1,783,415	31	2,831,707
Totals	2,016	152,502,634	411	31,843,072	1,811	142,541,813	4,238	326,887,519

(1)    Includes 11 stores in consolidated joint ventures.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three and nine months ended September 30, 2025 and 2024

Overview
Results for the three and nine months ended September 30, 2025 included the operations of 2,427 stores (2,005 wholly-owned, 11 in consolidated joint ventures, and 411 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2024, which included the operations of 2,401 stores (1,934 wholly-owned, seven in consolidated joint ventures, and 460 in joint ventures accounted for using the equity method).

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues:
Property rental	$735,581	$710,874	$24,707	3.5%	$2,160,965	$2,096,018	$64,947	3.1%
Tenant reinsurance	90,341	84,048	6,293	7.5%	263,625	249,100	14,525	5.8%
Management fees and other income	32,538	29,882	2,656	8.9%	95,485	89,888	5,597	6.2%
Total revenues	$858,460	$824,804	$33,656	4.1%	$2,520,075	$2,435,006	$85,069	3.5%

Property rental—The increase in property rental revenues for the three and nine months ended September 30, 2025 was primarily the result of an increase of $32,063 and $78,672, respectively, associated with acquisitions completed in 2024 and acquisitions completed in the first nine months of 2025. The increase in revenue resulting from these acquisitions was partially offset by decreases in rental revenue of $5,882 and $15,601, respectively, due to property dispositions for the three and nine months ended September 30, 2025. We acquired 58 wholly-owned stores and disposed of six wholly-owned stores in 2024, and we acquired 46 wholly-owned stores and disposed of 12 wholly-owned stores during the nine months ended September 30, 2025.
Tenant reinsurance—The increase in tenant reinsurance revenues was due primarily to an increase in the number of stores operated. We operated 4,238 stores at September 30, 2025 compared to 3,862 stores at September 30, 2024.
Management fees and other income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and nine months ended September 30, 2025 was due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of September 30, 2025, we managed 2,222 stores for unconsolidated joint ventures and third parties, compared to 1,921 stores as of September 30, 2024.
Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Expenses:
Property operations	$235,486	$209,035	$26,451	12.7%	$686,689	$610,455	$76,234	12.5%
Tenant reinsurance	17,781	17,510	271	1.5%	51,842	55,646	(3,804)	(6.8)%
General and administrative	43,479	39,750	3,729	9.4%	134,405	123,373	11,032	8.9%
Depreciation and amortization	177,466	195,046	(17,580)	(9.0)%	535,088	586,821	(51,733)	(8.8)%
Total expenses	$474,212	$461,341	$12,871	2.8%	$1,408,024	$1,376,295	$31,729	2.3%

Property operations—The increase in property operations expense during the three and nine months ended September 30, 2025 consists primarily of an increase of $14,738 and $38,855, respectively, related to acquisitions completed in 2024 and acquisitions completed in the first nine months of 2025. We acquired 58 wholly-owned stores in 2024 and an additional 46 wholly-owned stores during the nine months ended September 30, 2025. Additionally, for the three and nine months ended September 30, 2025, there was an increase of $9,184 and $31,215, respectively, at our same-store properties primarily due to an increase in payroll and benefits, marketing, repairs and maintenance, and property tax expenses.
Tenant reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance and is subject to volatility due to increased claims arising when significant events occur at stores.
General and administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. These expenses are recognized as incurred. Our overall general and administrative expense increased primarily as a result of our increased size through acquisitions and growth in our managed portfolio.
Depreciation and amortization—We amortize to expense intangible assets-customer intangibles on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). Depreciation and amortization expense decreased for both the three and nine month periods, primarily due to the customer intangibles associated with our merger with Life Storage being fully expensed in January of this year.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Loss on real estate assets held for sale and sold, net	$(105,128)	$(8,961)	$(96,167)	1,073.2%	$(70,231)	$(63,620)	$(6,611)	10.4%
Interest expense	(149,650)	(142,855)	(6,795)	4.8%	(438,177)	(412,875)	(25,302)	6.1%
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,086)	(11,005)	(1,081)	9.8%	(35,169)	(32,563)	(2,606)	8.0%
Interest income	43,588	34,947	8,641	24.7%	124,553	89,746	34,807	38.8%
Equity in earnings and dividend income from unconsolidated real estate entities	15,669	16,246	(577)	(3.6)%	51,884	48,508	3,376	7.0%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	9,354	13,730	(4,376)	(31.9)%	9,354	13,730	(4,376)	(31.9)%
Impairment of Life Storage trade name	—	(51,763)	51,763	(100.0)%	—	(51,763)	51,763	(100.0)%
Income tax expense	(11,962)	(10,857)	(1,105)	10.2%	(32,591)	(27,443)	(5,148)	18.8%
Total other revenues & expenses, net	$(210,215)	$(160,518)	$(49,697)	31.0%	$(390,377)	$(436,280)	$45,903	(10.5)%

Loss on real estate assets held for sale and sold, net—As of September 30, 2025, we had 29 properties classified as held for sale. Of the 29 stores, 27 had an estimated fair value, net of selling costs, less than the carrying value of the assets. During the three and nine months ended September 30, 2025, we recorded estimated net losses of $105,128 and $108,887, respectively. Additionally, we completed the sale of 12 previously held for sale stores, resulting in a net gain of $38,656, which partially offset the loss recorded for the nine months ended September 30, 2025. As of September 30, 2024, we had 17 stores classified as held for sale. Of the 17 stores, nine had an estimated fair value, net of selling costs, less than the carrying value of the assets. During the three and nine months ended September 30, 2024, we recorded estimated losses of $8,961 and $63,620, respectively.

Interest expense—The increase in interest expense during the three and nine months ended September 30, 2025 was primarily the result of higher outstanding debt. As of September 30, 2025, we had approximately $13,162,058 in total face value of debt, compared to approximately $11,827,208 as of September 30, 2024.
Non-cash interest expense related to amortization of discount on unsecured senior notes, net—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger and net premium from bond offerings, offset by the discount from assumed debt.
Interest income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from Common Operating Partnership unit holders. The increase in interest income during the three and nine months ended September 30, 2025 was primarily the result of an increase in the amount of bridge loans outstanding. The balance of bridge loans was $1,544,719 as of September 30, 2025, compared to $1,032,244 as of September 30, 2024.
Equity in earnings and dividend income from unconsolidated real estate entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The increase for the nine months ended September 30, 2025 is primarily due to the transaction in November 2024 in which we acquired additional ownership interest in the HF1 Sovran HHF Storage Holdings LLC and HF2 Sovran HHF Storage Holdings II LLC from our partner in the unconsolidated joint ventures. The transaction increased our equity ownership percentages from 20% and 15%, respectively, to 49% in each unconsolidated joint venture. The decrease for the three months ended September 30, 2025 is primarily due to the transfer and distribution of membership interests in the PR II EXR JV LLC joint venture in March 2025, the acquisition of our partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures in April 2025, and the sale of our membership interest in the Life Storage Spacemax LLC joint venture in July 2025. The number of stores in unconsolidated joint ventures in which we have ownership interests was 411 as of September 30, 2025, compared to 460 as of September 30, 2024. Dividend income represents dividends from our investment in preferred stock of SmartStop and its affiliates.
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest—The net gain of $9,354 for the three and nine months ended September 30, 2025 is due to the sale of our membership interest in the Life Storage Spacemax LLC joint venture, which held six properties, in July 2025. During the three months ended September 30, 2024, the ESS Bristol Investments LLC joint venture sold five of its eight stores to one of our unconsolidated joint ventures, and we recognized a gain of $10,324 for our pro rata share of the transaction. Additionally, we sold our membership interest in the Alan Jathoo JV LLC unconsolidated joint venture, which held nine stores, to our partner and recognized a gain of $3,406 as a result of the transaction.

Impairment of Life Storage trade name—During the three months ended September 30, 2024, we decided to operate all our stores under a single brand. As a result of that decision, we deemed the Life Storage trade name as an intangible asset to be impaired and recognized a loss for the full value of the asset.
Income tax expense—The increase in income tax expense for the three and nine months ended September 30, 2025 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$165,998	$193,210	$686,604	$592,194

Adjustments:
Real estate depreciation	164,834	154,573	488,711	462,162
Amortization of intangibles	3,037	28,160	17,341	85,581
Loss on real estate assets held for sale and sold, net	105,128	8,961	70,231	63,620
Unconsolidated joint venture real estate depreciation and amortization	7,466	7,922	23,896	23,771
Unconsolidated joint venture gain on sale of real estate assets	(9,354)	(13,730)	(9,354)	(13,730)
Income allocated to Operating Partnership noncontrolling interests	8,035	9,735	35,070	30,237
Funds from operations attributable to common stockholders and unit holders	$445,144	$388,831	$1,312,499	$1,243,835

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

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2025	2024	Change	2025	2024	Change
Same-store rental revenues
Net rental income	$647,739	$647,886	0.0%	$1,924,023	$1,918,385	0.3%
Other operating income	26,243	27,465	(4.4)%	75,338	80,379	(6.3)%
Total same-store rental revenues	673,982	675,351	(0.2)%	1,999,361	1,998,764	0.0%

Same-store operating expenses
Payroll and benefits	41,921	38,859	7.9%	123,134	119,989	2.6%
Marketing	17,818	13,967	27.6%	48,904	46,841	4.4%
Office expense	20,251	20,158	0.5%	61,110	61,284	(0.3)%
Property operating expense	18,893	18,387	2.8%	54,234	52,867	2.6%
Repairs and maintenance	13,759	12,642	8.8%	42,002	39,650	5.9%
Property taxes	75,364	74,210	1.6%	226,715	203,060	11.6%
Insurance	8,731	7,741	12.8%	24,463	23,255	5.2%
Total same-store operating expenses	196,737	185,964	5.8%	580,562	546,946	6.1%

Same-store net operating income	$477,245	$489,387	(2.5)%	$1,418,799	$1,451,818	(2.3)%

Same-store square foot occupancy as of period end	93.7%	93.6%		93.7%	93.6%

Average same-store square foot occupancy	94.1%	93.8%		93.9%	93.2%

Properties included in same-store	1,829	1,829		1,829	1,829

The following table presents additional information for our same-store portfolio:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Same-store portfolio	2025	2024	2025	2024
Average annual rent per occupied square foot, net of discounts and bad debt	$19.90	$20.03	$19.72	$19.89
New leases average annual rent per square foot	$13.66	$12.61	$13.38	$12.88
Average discounts as a percentage of rental revenues	2.4%	2.0%	2.1%	1.9%

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$174,033	$202,945	$721,674	$622,431
Adjusted to exclude:
Loss on real estate assets held for sale and sold, net	105,128	8,961	70,231	63,620
Equity in earnings and dividend income from unconsolidated real estate entities	(15,669)	(16,246)	(51,884)	(48,508)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(9,354)	(13,730)	(9,354)	(13,730)
Interest expense	149,650	142,855	438,177	412,875
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	12,086	11,005	35,169	32,563
Depreciation and amortization	177,466	195,046	535,088	586,821
Income tax expense	11,962	10,857	32,591	27,443
General and administrative	43,479	39,750	134,405	123,373
Impairment of Life Storage trade name	—	51,763	—	51,763
Management fees, other income and interest income	(76,126)	(64,829)	(220,038)	(179,634)
Net tenant insurance	(72,560)	(66,538)	(211,783)	(193,454)
Non same-store rental revenue	(61,599)	(35,523)	(161,604)	(97,254)
Non same-store operating expense	38,749	23,071	106,127	63,509
Total same-store net operating income	$477,245	$489,387	$1,418,799	$1,451,818

Same-store rental revenues	$673,982	$675,351	$1,999,361	$1,998,764
Same-store operating expenses	196,737	185,964	580,562	546,946
Same-store net operating income	$477,245	$489,387	$1,418,799	$1,451,818

CASH FLOWS

Cash flows from operating activities for the nine months ended September 30, 2025 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,482,396	$1,479,151
Net cash used in investing activities	(697,662)	(877,503)
Net cash used in financing activities	(811,803)	(612,406)

Significant components of net cash flow included:
Net income	$721,674	$622,431
Depreciation and amortization	535,088	586,821
Acquisition and development of real estate assets	(698,614)	(461,633)
Proceeds from sale of real estate assets	168,747	4,415
Investment in unconsolidated real estate entities	(107,178)	(7,175)
Return of investment in unconsolidated real estate ventures	231,130	12,999
Issuance of notes receivable, net of sales and principal payments	(276,043)	(410,396)
Net proceeds (payments) from unsecured term loans, senior notes, revolving lines of credit and commercial paper	(1,344,259)	(520,534)
Proceeds from issuance of public bonds, net	1,650,000	1,000,000
Dividends paid on common stock	(1,031,930)	(1,031,044)
We believe that cash flows generated by operations, along with our existing cash and cash equivalents, the availability of funds under our existing lines of credit, and our access to capital markets will be sufficient to meet all of our reasonably anticipated cash needs during the next twelve months. These cash needs include operating expenses, monthly debt service payments, acquisitions, funding for the bridge loan program, recurring capital expenditures, building redevelopments and expansions, distributions to unit holders and dividends to stockholders necessary to maintain our REIT qualification.
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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2025, we had $111,931 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2025 and 2024, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
The following table presents information relating to our debt:

September 30, 2025
Total face value of debt	$13,162,058
Total enterprise value ratio	29.6%
Total fixed-rate debt and other instruments to total debt	83.8% (1)
Weighted average interest rate of total debt	4.4%

(1) $11,025,665 total fixed-rate debt including $952,000 on which we have interest rate swaps that have been included as fixed-rate debt.

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
In November 2024, we established our commercial paper program, under which we may issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1,000,000, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 13 months. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of commercial paper notes outstanding. At September 30, 2025, we had $540,000 in issuances outstanding under the commercial paper program.
We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2/Positive rating from Moody’s Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of September 30, 2025, we had a total of 1,786 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $30,315,349 and our total asset value was calculated as $35,717,864 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2025.
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
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800,000. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of September 30, 2025, no shares have been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.

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

RECENT TAX LEGISLATION
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (the permissible value of taxable REIT subsidiary securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. We are currently evaluating the provisions of the OBBBA, but we do not expect the OBBBA to have a material impact on our financial position and/or results of operations.

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
As of September 30, 2025, we had approximately $13.2 billion in total face value of debt, of which approximately $2.1 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $21.4 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1	Equity Distribution Agreement, dated April 15, 2024, by and among Extra Space Storage Inc., Extra Space Storage LP, BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC	S-3ASR	April 15, 2024	1.2
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2

4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.10	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.11	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.12	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.13	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.14	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.15	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2
4.16	Thirteenth Supplemental Indenture, dated as of August 12, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 12, 2024	4.2

4.17	Fourteenth Supplemental Indenture, dated as of March 19, 2025, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 19, 2025	4.2
4.18	Fifteenth Supplemental Indenture, dated as of August 8, 2025, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 8, 2025	4.2
4.19	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1
4.20	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
22.1	Issuer and Guarantors of Guaranteed Securities				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statements of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: October 31, 2025	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2025	/s/ Jeff Norman
Jeff Norman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)