Form 10-K
period 2025-12-31
Extra Space Storage Inc.
filed 2026-02-20
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $30,991,880,775 based upon the closing price on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 13, 2026 was 211,137,672.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Extra Space Storage Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2025

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
•changes in global financial markets, increases in interest rates and the impact of enacted and proposed U.S. tariffs on global economic conditions;
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
Self-Storage Operations
We own, operate, manage, provide lending for, acquire, develop and redevelop self-storage properties (“stores”). We operate and manage our business by evaluating the operating performance of the properties for our entire portfolio which includes wholly-owned stores, stores in which we have a partial ownership interest and managed stores. Stores offer month-to-month rental of storage space for personal or business use.
As of December 31, 2025, we owned and/or operated 4,281 stores in 43 states, and Washington, D.C., comprising approximately 330.4 million square feet of net rentable space in approximately 2.9 million units.
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
As of December 31, 2025, we managed 1,856 stores for third party owners. Our management business enables us to generate increased revenues through management fees as well as expand our geographic footprint, data sophistication and scale with little capital investment. We believe this expanded footprint enables us to reduce our operating costs through economies of scale. In addition, our management business is a potential future acquisition pipeline.
We have a bridge lending program, under which we provide financing to third party self storage owners for operating properties that we manage. This program helps us increase our management business, create additional potential future acquisition opportunities, and strengthen our relationships with partners, all while generating interest and fee income. We generally originate mortgage loans and mezzanine loans with the option to sell a portion of the mortgage loans to third parties, while retaining our interests in the mezzanine loans. As of December 31, 2025, the total balance of bridge loans receivable was $1.5 billion.
We have made investments in preferred stock of other self-storage companies. These investments benefit us by providing dividend income, creating additional potential future acquisition opportunities through relationships with the companies in which we invest, and/or increasing our management business.
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
Maximize the performance of our stores through strategic, efficient and proactive management
We pursue revenue-generating and expense-minimizing opportunities in our operations. We seek to maximize revenue by responding to changing market conditions through our advanced technology systems’ ability to provide real-time, interactive rental rate and discount management. We have implemented one of the most dynamic online marketing programs in the industry, which we believe will attract more customers to our stores and deliver strong returns on investment.
We continually analyze our portfolio to look for long-term value-enhancing opportunities. We proactively redevelop properties to add units or modify the existing unit mix to better meet the demand in a given market and to maximize revenue. We also redevelop properties to extend their useful life, increase visual appeal, enhance security and improve brand consistency across the portfolio.
We periodically review our portfolio to identify stores for disposal that no longer align with our strategic, geographic, or performance criteria. This disciplined approach to dispositions allows us to optimize portfolio quality and redeploy capital into markets and assets that better support our long‑term growth objectives.
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

Financing of Our Long-Term Growth Strategies
As a REIT, we are required to distribute annually at least 90% of our REIT taxable income to our stockholders. Consequently, we require access to additional sources of capital to fund our growth. We expect to maintain a flexible approach to financing growth. We plan to finance future acquisitions, store development and re-development, capital expenditures and our bridge loan program through a diverse capital optimization strategy which includes, but is not limited to, the following: cash generated from operations, borrowings under our revolving lines of credit (the “Credit Lines”), commercial paper, secured and unsecured financing, equity offerings, joint ventures and the sale of stores.
Credit Lines - We have two credit lines which we primarily use as short-term bridge financing until we obtain longer-term financing through either debt or equity. As of December 31, 2025, our Credit Lines had available capacity of $3.1 billion, of which $2.6 billion was undrawn.
Commercial Paper - We have a commercial paper program which we use as short-term financing until we obtain longer-term financing through either debt or equity. As of December 31, 2025, our commercial paper program had available capacity of $1.0 billion, of which $320 million was undrawn.
Secured and Unsecured Debt - We primarily use public bonds, unsecured private placement bonds and unsecured bank term loans to finance store acquisitions and development efforts. We will continue to utilize a combination of secured and unsecured financing for future store acquisitions and development. As of December 31, 2025, we had $1.1 billion of secured notes payable and $11.2 billion of unsecured notes payable outstanding.
Equity - We have an active “at the market” (“ATM”) program for selling stock. We sell stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2025, we did not issue or sell any shares of common stock.
We view equity interests in our Operating Partnership as another source of capital that can provide an attractive tax planning opportunity to sellers of real estate. We issue common and preferred Operating Partnership units to sellers in certain acquisitions. Common Operating Partnership units receive distributions equal to the dividends on common stock, while Preferred Operating Partnership units receive distributions at various negotiated rates. We may issue additional units in the future when circumstances are favorable. During the year ended December 31, 2025, we issued 131,027 Operating Partnership units.
Joint Ventures - As of December 31, 2025, we owned 407 of our stores through unconsolidated joint ventures with third parties. Our joint venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We manage the day-to-day operations of the stores owned in these joint ventures and have the right to participate in major decisions relating to sales of stores or financings by the applicable joint venture, but we do not control the joint ventures.
Sale of Properties - We have not historically sold a high volume of stores, as we generally believe we are able to optimize the cash flow from stores through continued operations. However, we may sell more stores or interests in stores in the future in response to changing economic, financial, market or investment conditions. For the year ended December 31, 2025, we sold 37 stores for $305.8 million. For the year ended December 31, 2024 we sold six stores for $102.5 million.
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
The self-storage business is subject to seasonal fluctuations. A greater portion of revenues and profits are typically realized from May through September. Historically, our highest level of occupancy has been at the end of July, while our lowest level of occupancy has been in late February and early March. The self-storage industry is a mature industry with average occupancies that are typically around 90%. Our average occupancy for our same-store pool for 2025 was 93.7%.
The self-storage industry is characterized by fragmented ownership, where the largest companies in the industry own a minority of the operating stores. The remainder of the industry is characterized by numerous small, local operators. The relative scarcity of capital available to small operators for acquisitions and expansions, internet marketing, call centers, and the potential for savings through economies of scale are factors that are leading to consolidation in the industry. We believe that, as a result of this trend, significant growth opportunities exist for operators with proven management systems and sufficient capital resources to grow through acquisitions and/or third-party management platforms.
We believe that we are well positioned to compete for acquisitions. We have encountered competition when we have sought to acquire existing operating stores, especially for brokered portfolios. Competitive bidding practices have been commonplace between both public and private entities, and this will likely continue.
Regulation
Generally, stores are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and the Americans with Disabilities Act of 1990 (the “ADA”). Changes in any of these laws or regulations, as well as changes in laws affecting construction, development, operation, limitations on rent increases due to state of emergency or similar orders, disclosures regarding fees and rental increases, safety and taxation may result in significant impairments to operations, unanticipated expenditures, or loss of stores, which would adversely affect our financial position, results of operations or cash flows. In addition, noncompliance with any of these laws, ordinances or regulations could result in the imposition of fines or an award of damages to private litigants and also could require substantial capital expenditures to ensure compliance. For example, in response to wildfires in 2018, 2019, and early 2025 and floods in 2023, the State of California and some localities in California adopted temporary regulations that imposed certain limits on the rents we could charge at certain of our facilities and the extent to which we could increase rents to existing tenants. Similar restrictions could be imposed in the future in response to significant events, and these restrictions could adversely impact our operations.
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
Human Capital
At Extra Space, our culture is driven by our belief that our people are a key driver in our success. We believe that if we focus on attracting, developing, and retaining top talent with varied backgrounds and skill sets at all levels of the organization, our employees will take care of our customers and drive growth for our shareholders.

As of December 31, 2025, we had 8,393 employees and believe our relationship with our employees is good. Our employees are not represented by a collective bargaining agreement. In 2025, we invited our employees to participate in an employee satisfaction survey and achieved an overall satisfaction score of 76% with 93% of our employees participating in our survey.
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
Training and Development
We believe strongly that development is a continuous journey throughout an employee’s career. We provide formal development programs, which are available to employees who are ready for an intense structured experience, that help us to attract and retain top talent with varied backgrounds and skill sets. In 2025, we invested in training and development for our employees, which included leadership training, communication training, individual development plans, site manager training and mentorship programs. Our field employees received an average of 48 hours of training and each new hire received an average of 82 hours of training in 2025.
Inclusion and Values
•We are committed to fostering an inclusive culture and living our core values of integrity, teamwork, excellence, passion and innovation. In 2025, we continued to expand participation in our employee resource groups, which provide employees with opportunities to build connections, celebrate culture, access mentoring, and engage in educational initiatives that strengthen our workplace community.
•Inclusion is central to our values and culture at Extra Space. We believe that excellence and innovation stem from varied perspectives, integrity is upheld through equitable practices, and optimal teamwork thrives in an inclusive environment. We strive to ensure every employee feels engaged and empowered to bring their whole selves to work, fueling their passion and commitment to our shared goals.
We believe that our emphasis on training and development, employee safety, employee health and well-being, and a commitment to our values lead to an increase in employee engagement and positions us to attract and retain top talent with varied backgrounds and skill sets.
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
Our performance is subject to risks associated with real estate investments. We are a real estate company that derives our income from the operation of our stores. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations. There are a number of factors that may adversely affect the income that our stores generate, including the following:

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
Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. If our property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay any expected dividends to our stockholders and unit holders could be adversely affected.
State and federal regulations relating to natural disasters, public health emergencies or consumer protection could adversely affect our results of operations.
The impact of natural disasters, public health emergencies and any government responses to such emergencies, or regulations passed in an attempt to protect consumers could lead to lower demand for storage facilities, lower rental rates, inability to raise rents, reduced late fee collection and impaired ability to hold auctions resulting in higher accounts receivable and bad debt. Although the self-storage industry has historically been resilient to ordinary market downturns, the impact of natural disasters, public health emergencies and related regulations, including those that limit our ability to raise rents, could materially and adversely affect our results of operations and will largely depend on future developments, which are highly uncertain and cannot be predicted.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store confidential information, and to manage or support a variety of business processes, including financial transactions and records, intellectual property, proprietary business information, and personal information of our employees, contractors and customers, such as tenant and lease data (collectively, “Confidential Information”). We also rely on third-party vendors for information technology and services, including commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of Confidential Information. Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), software or hardware errors, misconfigurations, bugs or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Furthermore, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Although we have taken steps to protect the security of our information technology systems and Confidential Information, it is possible that our cybersecurity risk management program and processes, including our policies, safety and security measures, will not be fully implemented, complied with or able to prevent such systems’ improper functioning or damage, or the improper accessing or disclosure of Confidential Information, from such security breaches, disruptions, and shutdowns. The costs associated with the investigation, remediation and potential notification of such breaches to counter-parties and data subjects could be material.
From time to time, we, and certain of our service providers, are subject to cyberattacks and security incidents. While to date, we do not believe that we have experienced any significant system failure, accident or security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using sophisticated tools and techniques (including artificial intelligence) that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any failure to maintain the proper functioning, confidentiality, integrity and availability of our or our third-party service providers’ information technology systems or our Confidential Information could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability and claims (including class actions) or regulatory investigations and enforcement actions, which could result in, among other things, fines and penalties, and have a material adverse effect on our business, financial condition and results of operations. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
The use of, or inability to take advantage of the benefits of, artificial intelligence by us presents risks and challenges that may adversely impact our business and operating results or may adversely impact the demand for storage with the Company.
We have begun and may continue to use artificial intelligence and machine learning (collectively, “AI”) tools in our operations. We use AI in assessing marketing decisions and operating our stores. However, there can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. While AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. Additionally, if our peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged.
New laws and regulations are being adopted, and existing laws and regulations may be interpreted, in ways that could affect our business operations and the way in which we use AI. Our ongoing efforts to comply with privacy and data protection laws, as well as initiatives to comply with new legal regulations relating to privacy, data protection and AI, impose significant costs and challenges that are likely to increase over time. Additionally, this complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm.
Uncertainty around the safety and security of new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models and systems to test for security, accuracy, bias and other variables, which are often complex, may be costly and could impact our operating results. Cybersecurity threat actors may also utilize AI tools to automate and enhance cybersecurity attacks against us and could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.
These outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of valuable property or information and adversely affect our business, financial condition, and results of operations.
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
Costs associated with complying with the ADA may result in unanticipated expenses.
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
Risks Related to Qualification and Operation as a REIT
Our failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our gross income and the owners of our stock. Our ability to satisfy the asset tests depends upon our analysis of the fair market value of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. Our ability to satisfy the income tests depends on the sources and amounts of our gross income, which we may not be able to control. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to U.S. federal corporate income tax to the extent we distribute for any year less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including net capital gains.
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
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under current tax law, such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our stores.

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
Uncertainty in the credit and financial markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund development projects. Credit and financial markets can be volatile and may be impacted by diminished liquidity and credit availability, rising interest and inflation rates, declines in economic growth and uncertainty about economic stability as well as geopolitical events such as the ongoing conflict between Russia and Ukraine, Israel and Hamas, and Israel and Iran, terrorism, civil unrest and acts of war. A downturn in the credit and financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell stores or may adversely affect the price we receive for stores that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
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
As of December 31, 2025, we had approximately $13.5 billion of debt outstanding, of which approximately $2.4 billion or 17.9% was subject to variable interest rates (excluding debt with interest rate swaps). This variable rate debt had a weighted average interest rate of approximately 4.8% per annum. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow and our ability to pay cash distributions.
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
As of December 31, 2025, we had approximately $13.5 billion of outstanding indebtedness. We may incur additional debt in connection with future acquisitions and development. We may borrow under our revolving lines of credit and commercial paper program or borrow new funds to finance these future stores. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancings and equity and/or debt offerings. Further, we may need to borrow funds in order to make cash distributions to maintain our qualification as a REIT or to make our expected distributions. To qualify as a REIT, we generally must distribute to our stockholders annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, and we are subject to U.S. federal corporate income tax to the extent that we distribute for any year less than 100% of our REIT taxable income, determined without regard to the deduction for dividends paid and including net capital gains.
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

Risks Related to Our Organization and Structure
Our unconsolidated joint venture investments could be adversely affected by our lack of sole decision-making authority.
As of December 31, 2025, we held interests in 407 operating stores through unconsolidated joint ventures. Some of these arrangements could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers. We expect to continue our joint venture strategy by entering into additional joint ventures for the purpose of developing new stores and acquiring existing stores. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. The decision-making authority regarding the stores we currently hold through joint ventures is either vested exclusively with our joint venture partners, is subject to a majority vote of the joint venture partners or is equally shared by us and the joint venture partners. In addition, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and efforts on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting stores owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers, which could harm our financial condition.
We may record losses as a result of the bankruptcy, insolvency, or other credit failure of the borrowers under our bridge lending program or other companies in which we have invested. In that case, our revenues and results of operations may be materially and adversely impacted.
As of December 31, 2025, the total outstanding balance under investments in debt securities and notes receivable was $1.8 billion, including $1.5 billion outstanding under our bridge loan program. Further, as of December 31, 2025, the total outstanding balance of our investments in unconsolidated real estate entities, net of cash distributions, was $993 million, of which $250 million was invested in the preferred stock of entities affiliated with SmartStop. Although we conduct due diligence and aim to carefully evaluate the risks associated with these debt and other investments, we could incur losses from our lending and investing decisions, which includes subjective and complex judgments and forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers and unconsolidated real estate entities to operate their business and/or make all required payments. For example, volatility of the capital and credit markets, increased interest rates, lower demand for storage and general economic conditions may adversely affect the solvency, creditworthiness or operations of our borrowers and entities in which we have invested. If our forecasts prove incorrect, or if any of our borrowers and unconsolidated real estate entities fail to perform as expected, we may incur losses from these investments which could have a material adverse effect on our operating revenue and results of operations.
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
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
We have a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into our overall risk management program and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
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
Key elements of our cybersecurity risk management program include but are not limited to the following:
•third party risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•end-user testing to assess the effectiveness of our security measures;
•cybersecurity awareness training of our employees, including incident response personnel and senior management, such as mandatory computer-based training, phishing awareness campaigns, and internal communications;
•an Incident Response Plan (“IRP”) that includes procedures designed for identifying, analyzing, containing, remedying and otherwise responding to cybersecurity incidents;
•testing of our incident response readiness through Disaster Recovery and Business Continuity Plan exercises; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.For more information, see the section titled “Risk Factors–Risks Related to Our Stores and Operations–We and our vendors rely on information technology, and any material failure, inadequacy, interruption or security incident affecting that technology could harm our business, results of operations and financial condition.”
Our management team, including our Senior Vice President of Technology and Vice President of Information Security and Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team overseeing cybersecurity has technology and cybersecurity experience, and certain of our team hold various cybersecurity certifications, including the Certified Information Systems Security Professional (CISSP) certification. Our Senior Vice President of Technology has over 20 years of experience as a technology leader, has led large-scale digital transformations, and has deployed industry-leading systems and strategies to improve reliability. Our Vice President of Information Security and Compliance has been in the information technology field for over 30 years, led our IT operations for 18 years, and has been solely dedicated to our cybersecurity efforts for the last nine years.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. We leverage AI-enabled security tools to assist in identifying anomalous activity, to enhance threat detection, and in our incident response processes. We also consider risks associated with AI initiatives within our cybersecurity risk management program and apply appropriate controls to help protect AI related systems and information.
Board Oversight of Cybersecurity
Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program. In addition, management updates the Board, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant, or potentially significant.

The Board receives briefings from management on our cyber risk management program on a quarterly basis. Board members receive presentations on cybersecurity topics from our Senior Vice President of Technology as well as our Vice President of Information Security and Compliance, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies. The Audit Committee oversees required disclosures in the event of a cybersecurity incident.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2.     Properties
As of December 31, 2025, we owned or had ownership interests in 2,425 operating stores. Of these stores, 2,007 are wholly-owned, 11 are in consolidated joint ventures, and 407 are in unconsolidated joint ventures. In addition, we managed 1,856 stores for third parties, bringing the total number of stores which we own and/or manage to 4,281. These stores are located in 43 states and Washington, D.C. The clustering of assets around population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.

DIVERSIFIED PORTFOLIO

Northwest
1%
California &
Hawaii
11%
Mtn West
10%
Midwest
14%
Northeast
17%
Mid-Atlantic
9%
Southeast
12%
Texas
13%
Florida
13%
EXR PRESENCE
NO PRESENCE

*Weighted by portfolio square footage as of December 31, 2025

As of December 31, 2025, approximately 2,445,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-store properties as of December 31, 2025, the average length of stay for tenants who had vacated was approximately 17.0 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings.
The following table presents additional information regarding net rentable square feet and the number of stores by state:

	As of December 31, 2025
	REIT Owned		JV Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	35	2,805,944	2	150,935	21	1,471,635	58	4,428,514
Arizona	52	4,078,237	26	2,108,366	71	5,647,796	149	11,834,399
Arkansas	—	—	—	—	5	546,177	5	546,177
California	227	18,686,371	42	3,204,718	157	14,637,661	426	36,528,750
Colorado	27	1,889,603	13	936,704	42	3,096,667	82	5,922,974
Connecticut	23	1,754,500	8	713,027	18	1,275,484	49	3,743,011
Delaware	—	—	1	76,633	7	510,185	8	586,818
Florida	256	19,852,079	41	3,251,030	244	18,967,153	541	42,070,262
Georgia	122	9,336,929	16	1,335,841	76	5,853,337	214	16,526,107
Hawaii	16	1,056,269	—	—	4	275,635	20	1,331,904
Idaho	2	131,504	—	—	6	756,807	8	888,311
Illinois	107	7,805,382	9	716,847	61	4,949,921	177	13,472,150
Indiana	94	4,176,352	1	57,617	32	2,432,004	127	6,665,973
Iowa	—	—	—	—	1	86,776	1	86,776
Kansas	1	50,314	2	108,646	3	237,438	6	396,398
Kentucky	14	1,043,630	1	51,641	15	1,133,351	30	2,228,622
Louisiana	10	772,238	1	88,870	16	1,187,585	27	2,048,693
Maine	5	352,502	—	—	12	798,821	17	1,151,323
Maryland	45	3,615,574	8	628,767	60	4,655,069	113	8,899,410
Massachusetts	67	4,230,026	16	986,651	47	2,845,690	130	8,062,367
Michigan	11	845,112	4	309,067	16	1,269,854	31	2,424,033
Minnesota	7	586,932	8	645,914	13	952,911	28	2,185,757
Mississippi	5	416,094	—	—	7	601,063	12	1,017,157
Missouri	29	2,394,483	7	507,418	25	1,981,093	61	4,882,994
Nebraska	—	—	—	—	5	445,395	5	445,395
Nevada	41	3,513,977	10	918,405	22	1,914,451	73	6,346,833
New Hampshire	17	1,286,450	—	—	15	732,248	32	2,018,698
New Jersey	92	7,362,821	29	2,304,425	91	7,184,275	212	16,851,521
New Mexico	12	761,089	10	681,163	17	1,235,726	39	2,677,978
New York	83	6,031,527	22	1,844,251	104	7,292,950	209	15,168,728
North Carolina	55	4,058,524	5	396,381	65	5,101,376	125	9,556,281
Ohio	49	3,414,836	5	327,163	26	2,157,831	80	5,899,830
Oklahoma	4	269,633	—	—	43	3,037,910	47	3,307,543
Oregon	8	546,755	3	243,310	5	365,766	16	1,155,831
Pennsylvania	33	2,561,048	10	787,591	69	5,246,784	112	8,595,423
Rhode Island	6	348,717	1	95,174	6	484,980	13	928,871
South Carolina	47	3,436,222	1	94,752	48	4,064,674	96	7,595,648
Tennessee	33	2,657,798	16	1,090,741	33	2,305,241	82	6,053,780
Texas	267	21,600,208	66	5,094,325	216	17,583,808	549	44,278,341
Utah	23	1,590,350	3	193,889	46	3,732,276	72	5,516,515
Virginia	74	6,079,129	9	699,285	40	2,795,998	123	9,574,412
Washington	16	1,281,595	1	77,540	20	1,573,656	37	2,932,791
Washington, DC	1	100,373	1	104,148	6	534,512	8	739,033
Wisconsin	2	186,945	9	860,731	20	1,773,799	31	2,821,475
Totals	2,018	152,968,072	407	31,691,966	1,856	145,733,769	4,281	330,393,807
(1)     Includes 11 stores in consolidated joint ventures.

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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded under the symbol “EXR” on the New York Stock Exchange (“NYSE”) since our IPO on August 17, 2004. On February 13, 2026, the closing price of our common stock as reported by the NYSE was $146.36. At February 13, 2026, we had 935 holders of record of our common stock. Certain of our shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Holders of shares of common stock are entitled to receive distributions when declared by our board of directors out of any assets legally available for that purpose. As a REIT, we are required to distribute annually at least 90% of our “REIT taxable income,” which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid to our stockholders, in order to maintain our REIT qualification for U.S. federal income tax purposes. We have historically made regular quarterly distributions to our stockholders.
Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
In November 2023, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million. During the year ended December 31, 2025, 1,158,244 shares were repurchased at an average price of $129.10 per share, paying a total of $149.5 million.
The following table presents our share repurchases made pursuant to our share repurchase program for the three months ended December 31, 2025:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
October 1 - 31, 2025	—	$—	—	$491.4
November 1 - 30, 2025	401,971	$129.34	401,971	$439.4
December 1 - 31, 2025	687,688	$129.30	687,688	$350.5
Total	1,089,659	$129.32	1,089,659

(1) In November 2023, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of December 31, 2025, we had remaining authorization to repurchase shares with an aggregate value up to $350.5 million.

Unregistered Sales of Equity Securities
On February 18, 2025, we issued 37,886 common Operating Partnership units (“OP Units”) at an average price of $155.15 per unit (a total value of $5.9 million) in connection with the acquisition of one store.
On October 28, 2025, we issued 83,641 common OP Units at an average price of $150.53 per unit (a total value of $12.6 million) in connection with the acquisition of six stores.
On November 12, 2025, we issued 9,500 common OP Units at an average price of $133.44 per unit (a total value of $1.3 million) in connection with the acquisition of one store.
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
OVERVIEW

We are a fully integrated, self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self-storage properties (“stores”) and provides lending to owners of stores located throughout the United States. We derive substantially all of our revenues from our two segments: self-storage operations and tenant reinsurance. Primary sources of revenue for our self-storage operations segment include rents received from tenants under leases at stores that are wholly-owned and in consolidated joint ventures. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. Consequently, management spends a significant portion of their time maximizing cash flows from our diverse portfolio of stores. Revenue from our tenant reinsurance segment consists of insurance revenues from the reinsurance of risks relating to the loss of goods stored by tenants in our stores.
Our stores are generally situated in highly visible locations clustered around population centers. The clustering of our assets around these population centers enables us to reduce our operating costs through economies of scale. To maximize the performance of our stores, we employ industry-leading revenue management systems. Developed by our management team, these systems enable us to analyze, set and adjust rental rates daily across our portfolio in order to respond to changing market conditions. We believe our systems and processes allow us to more proactively manage revenues.
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

EVALUATION OF ASSET IMPAIRMENT: Long lived assets held for use are evaluated for impairment when events or circumstances indicate that there may be impairment. We review each store at least annually to determine if any such events or circumstances have occurred or exist. We focus on stores that do not have positive cash flow. For these stores, we determine whether the negative cash flow is temporary for lease-up stores or caused by other factors. We may not have identified all material facts and circumstances that affect impairment of our stores. No material impairments were recorded in the year ended December 31, 2025.
We evaluate goodwill for impairment at least annually and whenever events, circumstances, and other related factors indicate that fair value of the related reporting unit may be less than the carrying value. If the fair value of the reporting unit is determined to exceed the aggregate carrying amount, no impairment charge is recorded. Otherwise, an impairment charge is recorded for the amount in which the carrying value of the reporting unit exceeds the fair value. No impairments of goodwill were recorded in our evaluations for any period presented herein.
INCOME TAXES: We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, among other requirements, we are required to distribute annually at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to that portion of our income which meets certain criteria and is distributed annually to our stockholders. We plan to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be subject to U.S. federal corporate income tax on all of our taxable income for at least that year and the ensuing four years. We could also be subject to penalties and interest, and our net income may be materially different from the amounts reported in our financial statements.
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
RESULTS OF OPERATIONS
Amounts in thousands, except store and share data
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Overview
Results for the year ended December 31, 2025 included the operations of 2,425 stores (2,007 wholly-owned, 11 in consolidated joint ventures, and 407 in joint ventures accounted for using the equity method) compared to the results for the year ended December 31, 2024, which included the operations of 2,436 stores (1,967 wholly-owned, nine in consolidated joint ventures, and 460 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below:

Revenues
The following table presents information on revenues earned for the years indicated:

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Property rental	$2,895,190	$2,803,252	$91,938	3.3%
Tenant reinsurance	352,876	332,795	20,081	6.0%
Management fees and other income	129,476	120,855	8,621	7.1%
Total revenues	$3,377,542	$3,256,902	$120,640	3.7%

Property rental—The increase in property rental revenue for the year ended December 31, 2025 was primarily the result of an increase of $104,706 associated with acquisitions completed in 2024 and 2025. The increase in revenue resulting from these acquisitions was partially offset by a decrease in property rental revenue of $21,728 due to property dispositions over the same period. We acquired 58 wholly-owned stores and disposed of six wholly-owned stores during the year ended December 31, 2024. We acquired 76 wholly-owned stores and disposed of 37 wholly-owned stores during the year ended December 31, 2025. In addition, property rental revenue increased by $8,755 due to improved operating results at our same-store properties.
Tenant reinsurance—The increase in tenant reinsurance revenue was due primarily to an increase in the number of stores operated. We operated 4,281 stores at December 31, 2025, compared to 4,011 stores at December 31, 2024.
Management fees and other income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the year ended December 31, 2025 was primarily due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of December 31, 2025, we managed 1,856 stores for third party owners, compared to 1,575 stores as of December 31, 2024. These increases are offset by a decrease in management fees attributable to stores in unconsolidated joint ventures, where the number of stores decreased from 460 to 407 over the same period.

Expenses
The following table presents information on expenses for the years indicated:

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Property operations	$918,148	$831,566	$86,582	10.4%
Tenant reinsurance	68,873	73,886	(5,013)	(6.8)%
General and administrative	186,343	167,398	18,945	11.3%
Depreciation and amortization	715,177	783,023	(67,846)	(8.7)%
Total expenses	$1,888,541	$1,855,873	$32,668	1.8%
Property operations—The increase in property operations expense consists primarily of an increase of $50,721 related to acquisitions completed in 2025 and 2024. We acquired 58 wholly-owned stores in 2024 and 76 wholly-owned stores during the year ended December 31, 2025. Additionally, for the year ended December 31, 2025, there was an increase of $35,689 at our same-store properties primarily due to an increase in property taxes, payroll and benefits, marketing, and repairs and maintenance expenses.
Tenant reinsurance—Tenant reinsurance expense represents the costs that are incurred to provide tenant reinsurance and is subject to volatility due to increased claims arising when significant events occur at stores.
General and administrative—General and administrative expenses primarily include all expenses not directly related to our stores, including corporate payroll, office expense, office rent, travel and professional fees. These expenses are recognized as incurred. General and administrative expense increased primarily as a result of stock compensation expense, which includes the acceleration of expense due to an executive officer’s retirement.
Depreciation and amortization—We amortize to expense intangible assets-customer intangibles on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). Depreciation and amortization expense decreased for the year ended December 31, 2025, primarily due to the customer intangibles associated with our merger with Life Storage being fully expensed in January 2025.
Other Revenues and Expenses
The following table presents information on other revenues and expenses for the years indicated:

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Loss on real estate assets held for sale and sold, net	$(76,310)	$(25,906)	$(50,404)	194.6%
Impairment of Life Storage trade name	—	(51,763)	51,763	(100.0)%
Interest expense	(587,613)	(551,354)	(36,259)	6.6%
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(47,519)	(43,720)	(3,799)	8.7%
Interest income	163,202	124,422	38,780	31.2%
Equity in earnings and dividend income from unconsolidated real estate entities	68,815	67,272	1,543	2.3%
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	54,521	13,730	40,791	297.1%
Income tax expense	(41,559)	(33,478)	(8,081)	24.1%
Total other revenues & expenses, net	$(466,463)	$(500,797)	$34,334	(6.9)%

Loss on real estate assets held for sale and sold, net—During the year ended December 31, 2025, we recognized estimated losses of $115,830 related to properties sold or classified as held for sale given their estimated fair value, net of selling costs, was less than the carrying value of the assets. The estimated losses are offset by net gains totaling $39,520 attributed to the disposition of stores during 2025. The total net amount is shown on our consolidated statements of operations within loss on real estate assets held for sale and sold, net. As of December 31, 2024, we had 18 stores classified as held for sale. Of the 18 stores, 10 had an estimated fair value, net of selling costs, less than the carrying value of the assets. As a result, we recorded an estimated loss of $63,250. On our consolidated statements of operations, this amount is shown net of the sale of a property, which generated a gain of $37,344 within loss on real estate assets held for sale and sold, net.

Impairment of Life Storage trade name—During the year ended December 31, 2024, we decided to operate all our stores under a single brand. As a result of that decision, we deemed the Life Storage trade name as an intangible asset to be impaired and recognized a loss for the full value of the asset.
Interest expense—The increase in interest expense during the year ended December 31, 2025 was primarily the result of higher outstanding debt. As of December 31, 2025, we had approximately $13,481,899 in total face value of debt, compared to approximately $12,600,661 as of December 31, 2024.
Non-cash interest expense related to amortization of discount on unsecured senior notes, net—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of the Life Storage Merger and net premium from bond offerings, offset by the discount from assumed debt.
Interest income—Interest income represents interest earned on variable interest rate bridge loans, debt securities and on notes receivable from Common Operating Partnership unit holders. The increase in interest income during the year ended December 31, 2025 was primarily the result of an increase in the amount of bridge loans outstanding. The balance of bridge loans outstanding was $1,500,151 as of December 31, 2025, compared to $1,244,575 as of December 31, 2024. The increase is also attributable to interest received on a $50,000 note receivable from a Common Operating Partnership unit holder. This note receivable originated in December 2024, bears interest at 10% per annum and matures on June 30, 2026.
Equity in earnings and dividend income from unconsolidated real estate entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The increase for the year ended December 31, 2025 is primarily due to a transaction in November 2024 in which we acquired additional ownership interest in HF1 Sovran HHF Storage Holdings LLC and HF2 Sovran HHF Storage Holdings II LLC from our partner in the unconsolidated joint ventures. The transaction increased our equity ownership percentages from 20% and 15%, respectively, to 49% in each unconsolidated joint venture. This increase is offset by a decrease in equity in earnings due to the transfer and distribution of membership interests in the PR II EXR JV LLC joint venture in March 2025 and the acquisition of our partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures in April 2025. Also contributing to the offset is the sale of our membership interests in both the Extra Space Northern Properties VI LLC and the Life Storage Spacemax LLC joint ventures, which occurred in October and July 2025, respectively. The number of stores in unconsolidated joint ventures in which we have ownership interests was 407 as of December 31, 2025, compared to 460 as of December 31, 2024. Dividend income represents dividends from our investment in preferred stock of SmartStop and its affiliates.
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest—The net gain of $54,521 for the year ended December 31, 2025 is due to the sale of our membership interest in nine properties in the Extra Space Northern Properties VI LLC joint venture in October 2025, which held 10 properties. This resulted in a net gain of $45,167. We also recorded a net gain of $9,354 on the sale of our membership interest in the Life Storage Spacemax LLC joint venture in July 2025, which held six properties. During the year ended December 31, 2024, the ESS Bristol Investments LLC joint venture sold five of its eight stores to one of our unconsolidated joint ventures, and we recognized a gain of $10,324 for our pro rata share of the transaction. Additionally, we sold our membership interest in another unconsolidated joint venture to our partner and recognized a gain of $3,406 on the transaction.
Income tax expense—The increase in income tax expense for the year ended December 31, 2025 was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The results of operations for the years ended December 31, 2024 compared to December 31, 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 on page 23, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2025.
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
The following table presents the calculation of FFO for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$973,999	$854,681	$803,198

Adjustments:
Real estate depreciation	655,452	618,189	418,149
Amortization of intangibles	20,316	113,886	59,295
Loss on real estate assets held for sale and sold, net	76,310	25,906	—
Unconsolidated joint venture real estate depreciation and amortization	32,748	32,678	24,400
Unconsolidated joint venture gain on sale of real estate assets	(54,521)	(13,730)	—
Distributions paid on Series A Preferred Operating Partnership units	—	—	(159)
Income allocated to Operating Partnership noncontrolling interests	48,539	45,551	47,255
Funds from operations attributable to common stockholders and unit holders	$1,752,843	$1,677,161	$1,352,138

SAME-STORE RESULTS
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Our same-store pool for the years presented consists of 1,804 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio:

	For the Year Ended December 31,		Percent
	2025	2024	Change
Same-store rental revenues
Net rental income	$2,549,537	$2,540,782	0.3%
Other operating income	99,277	104,752	(5.2)%
Total same-store rental revenues	2,648,814	2,645,534	0.1%

Same-store operating expenses
Payroll and benefits	164,241	158,699	3.5%
Marketing	63,166	60,059	5.2%
Office expense	80,381	80,565	(0.2)%
Property operating expense	69,649	69,108	0.8%
Repairs and maintenance	55,391	51,742	7.1%
Property taxes	298,563	277,569	7.6%
Insurance	32,626	30,586	6.7%
Total same-store operating expenses	764,017	728,328	4.9%

Same-store net operating income	$1,884,797	$1,917,206	(1.7)%

Same-store square foot occupancy as of year end	92.6%	93.3%

Properties included in same-store	1,804	1,804

The following table presents additional information for our same-store portfolio:

	For the Year Ended December 31,
Same-store portfolio	2025	2024
Average annual rent per occupied square foot, net of discounts and bad debt	$19.91	$19.99
New leases average annual rent per square foot	$13.16	$12.60
Average discounts as a percentage of rental revenues	2.1%	1.9%

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the years indicated:

	For the Year Ended December 31,
	2025	2024
Net Income	$1,022,538	$900,232
Adjusted to exclude:
Loss on real estate assets held for sale and sold, net	76,310	25,906
Equity in earnings and dividend income from unconsolidated real estate entities	(68,815)	(67,272)
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(54,521)	(13,730)
Interest expense	587,613	551,354
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	47,519	43,720
Depreciation and amortization	715,177	783,023
Income tax expense	41,559	33,478
General and administrative	186,343	167,398
Impairment of Life Storage trade name	—	51,763
Management fees, other income and interest income	(292,678)	(245,277)
Net tenant insurance	(284,003)	(258,909)
Non same-store rental revenue	(246,376)	(157,718)
Non same-store operating expense	154,131	103,238
Total same-store net operating income	$1,884,797	$1,917,206
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The same-store results for the years ended December 31, 2024 compared to December 31, 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 on page 27, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2025.

CASH FLOWS

Cash flows from operating activities for the year ended December 31, 2025 were relatively flat when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,850,193	$1,887,430	$1,402,474
Net cash used in investing activities	(814,213)	(1,646,920)	(1,818,256)
Net cash (used in) provided by financing activities	(1,036,103)	(202,290)	423,130

Significant components of net cash flow included:
Net income	$1,022,538	$900,232	$850,453
Depreciation and amortization	715,177	783,023	506,053
Acquisition and development of real estate assets	(1,069,292)	(779,153)	(420,892)
Life Storage Merger, net of cash acquired	—	—	(1,182,411)
Proceeds from sale of real estate assets	368,183	124,928	2,132
Investment in unconsolidated real estate entities	(127,105)	(301,917)	(180,279)
Return of investment in unconsolidated real estate ventures	291,312	15,413	—
Issuance of notes receivable, net of sales and principal payments	(256,172)	(635,677)	(20,812)
Net proceeds (payments) from unsecured term loans, senior notes, revolving lines of credit and commercial paper	(1,065,497)	(38,511)	24,019
Proceeds from issuance of public bonds, net	1,650,000	1,300,000	1,550,000
Repurchase of common stock	(149,548)	—	—
Dividends paid on common stock	(1,374,298)	(1,375,003)	(1,046,341)

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
As of December 31, 2025, we had $138,920 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2025 and 2024, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
The following table presents information relating to our debt:

	December 31, 2025	December 31, 2024
Total face value of debt	$13,481,899	$12,600,661
Total enterprise value ratio	31.9%	28.4%
Total fixed-rate debt and other instruments to total debt	82.1% (1)	75.8% (2)
Weighted average interest rate of total debt	4.3%	4.4%
Weighted average interest rate for fixed rate debt	4.2%	4.1%
Weighted average interest rate for variable rate debt	4.8%	5.4%

(1) $11,066,557 total fixed-rate debt including $952,000 on which we have interest rate swaps that have been included as fixed-rate debt.
(2) $9,555,406 total fixed-rate debt including $1,381,834 on which we have interest rate swaps that have been included as fixed-rate debt.
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

Our commercial paper program provides us the ability to issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1,000,000, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 13 months. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our Credit Facilities in an amount at least equal to the amount of commercial paper notes outstanding. At December 31, 2025, we had $680,000 in issuances outstanding under the commercial paper program.
We hold a BBB+/Stable rating from S&P, which was upgraded from BBB/Stable in July 2023 in connection with the Life Storage Merger, and a Baa2/Stable rating from Moody’s Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of December 31, 2025, we had a total of 1,775 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $30,247,545 and our total asset value was calculated as $35,894,312 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at December 31, 2025.
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
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800,000. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the SEC and a prospectus supplement and accompanying prospectus, filed with the SEC. As of December 31, 2025, no shares have been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.
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
As of December 31, 2025, we had approximately $13,481,899 in total face value of debt, of which approximately $2,415,341 was subject to variable interest rates (excluding debt with interest rate swaps). If the Daily Simple Secured Overnight Financing Rate (“SOFR”) was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $24,153 annually.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Extra Space Storage Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Purchase Price Allocation

Description of the Matter	For the year ended December 31, 2025, the Company completed the acquisition of 76 self-storage properties (“stores”) for a total purchase price of $1.0 billion. As further discussed in Notes 2 and 5 of the consolidated financial statements, the transactions were accounted for as asset acquisitions, and the purchase price was allocated based on a relative fair value of assets acquired and liabilities assumed.

Auditing the accounting for the Company’s 2025 acquisitions of stores was subjective because the Company had to exercise a high level of judgment in determining the estimated fair value of acquired land and buildings. The estimated fair value of the acquired land was based on comparable market information adjusted for differences in land characteristics. The estimated fair value of the acquired buildings was based upon the estimated replacement cost, which was calculated by estimating the cost of building similar stores in comparable markets and adjusting those costs for the age, quality, and building characteristics associated with the acquired stores. Determining the fair value of the acquired land and buildings were challenging due to the judgment utilized by management in determining the significant assumptions utilized in, or the adjustments applied to, the valuation of acquired land and buildings.

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

For the 2025 store acquisitions described above, our procedures included, but were not limited to, reading the purchase and sale agreements and other closing documents and performing sensitivity analyses. For certain of these store acquisitions, we also evaluated the methods and significant assumptions used by the Company to determine the fair value of the land and buildings, tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates, performed analytical procedures, and obtained corroborative market data. Additionally, for certain of these store acquisitions, we involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to perform corroborative analyses to assess whether the conclusions in the valuation were supported by observable market data. For example, our valuation specialists used independently identified data sources to evaluate management’s selected comparable land sales and building replacement cost assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Salt Lake City, Utah
February 20, 2026

Extra Space Storage Inc.
Consolidated Balance Sheets
(amounts in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets:
Real estate assets, net	$25,004,350	$24,587,627
Real estate assets - operating lease right-of-use assets	732,176	689,803
Investments in unconsolidated real estate entities	1,066,783	1,332,338
Investments in debt securities and notes receivable	1,806,526	1,550,950
Cash and cash equivalents	138,920	138,222
Other assets, net	515,291	548,986
Total assets	$29,264,046	$28,847,926
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,079,565	$1,010,541
Unsecured term loans, net	1,494,659	2,192,507
Unsecured senior notes, net	9,432,427	7,756,968
Revolving lines of credit and commercial paper	1,224,000	1,362,000
Operating lease liabilities	761,106	705,845
Cash distributions in unconsolidated real estate ventures	73,701	75,319
Accounts payable and accrued expenses	357,583	346,519
Other liabilities	516,969	538,865
Total liabilities	14,940,010	13,988,564
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,155,322 and 211,995,510 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,112	2,120
Additional paid-in capital	14,880,646	14,831,946
Accumulated other comprehensive income	(420)	12,806
Accumulated deficit	(1,449,172)	(899,337)
Total Extra Space Storage Inc. stockholders’ equity	13,433,166	13,947,535
Noncontrolling interest represented by Preferred Operating Partnership units	53,827	76,092
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	837,043	835,735
Total noncontrolling interests and equity	14,324,036	14,859,362
Total liabilities, noncontrolling interests and equity	$29,264,046	$28,847,926
See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Operations
(amounts in thousands, except share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues:
Property rental	$2,895,190	$2,803,252	$2,222,578
Tenant reinsurance	352,876	332,795	235,680
Management fees and other income	129,476	120,855	101,986
Total revenues	3,377,542	3,256,902	2,560,244
Expenses:
Property operations	918,148	831,566	612,036
Tenant reinsurance	68,873	73,886	58,874
Life Storage Merger transition costs	—	—	66,732
General and administrative	186,343	167,398	146,408
Depreciation and amortization	715,177	783,023	506,053
Total expenses	1,888,541	1,855,873	1,390,103
Loss on real estate assets held for sale and sold, net	(76,310)	(25,906)	—
Impairment of Life Storage trade name	—	(51,763)	—
Income from operations	1,412,691	1,323,360	1,170,141
Interest expense	(587,613)	(551,354)	(419,035)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(47,519)	(43,720)	(18,786)
Interest income	163,202	124,422	84,857
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	940,761	852,708	817,177
Equity in earnings and dividend income from unconsolidated real estate entities	68,815	67,272	54,835
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	54,521	13,730	—
Income tax expense	(41,559)	(33,478)	(21,559)
Net income	1,022,538	900,232	850,453
Net income allocated to Preferred Operating Partnership noncontrolling interests	(2,894)	(7,262)	(9,011)
Net income allocated to Operating Partnership and other noncontrolling interests	(45,645)	(38,289)	(38,244)
Net income attributable to common stockholders	$973,999	$854,681	$803,198
Earnings per common share
Basic	$4.59	$4.03	$4.74
Diluted	$4.59	$4.03	$4.74
Weighted average number of shares
Basic	211,850,521	211,575,240	169,216,989
Diluted	211,850,521	211,577,680	169,220,882
See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$1,022,538	$900,232	$850,453
Other comprehensive income:
Change in fair value of interest rate swaps	(13,874)	(4,746)	(32,752)
Total comprehensive income	1,008,664	895,486	817,701
Less: comprehensive income attributable to noncontrolling interests	47,891	45,434	45,866
Comprehensive income attributable to common stockholders	$960,773	$850,052	$771,835
See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2022	$261,502	$556,095	$1,080	133,921,020	$1,339	$3,345,332	$48,798	$(135,872)	$4,078,274
Issuance of common stock in connection with share based compensation	—	—	—	149,995	2	26,636	—	—	26,638
Taxes paid upon net settlement of share based compensation	—	—	—	(8,295)	—	(7,640)	—	—	(7,640)
Restricted stock grants canceled	—	—	—	(10,084)	—	—	—	—	—
Redemption of Operating Partnership units for stock	—	(225)	—	2,803	—	225	—	—	—
Redemption of Operating Partnership units for cash	—	(89)	—	—	—	(19)	—	—	(108)
Redemption of Preferred A Units in the Operating Partnership for stock	(16,339)	—	—	851,698	8	11,015	—	—	(5,316)
Redemption of Preferred D Units in the Operating Partnership for stock	(22,265)	—	—	154,307	2	22,263	—	—	—
Redemption of Preferred D Units in the Operating Partnership for cash	(377)	—	—	—	—	—	—	—	(377)
Life Storage Merger issuance of common stock and Operating Partnership units	—	249,470	—	76,217,359	762	11,352,576	—	—	11,602,808
Noncontrolling interest in consolidated joint ventures	—	—	7,959	—	—	—	—	—	7,959
Net income (loss)	9,011	38,369	(125)	—	—	—	—	803,198	850,453
Other comprehensive loss	—	(1,389)	—	—	—	—	(31,363)	—	(32,752)
Distributions to Operating Partnership units held by noncontrolling interests	(9,172)	(50,477)	—	—	—	—	—	—	(59,649)
Dividends paid on common stock at $6.48 per share	—	—	—	—	—	—	—	(1,046,341)	(1,046,341)
Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949

Extra Space Storage Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2023	$222,360	$791,754	$8,914	211,278,803	$2,113	$14,750,388	$17,435	$(379,015)	$15,413,949
Issuance of common stock for share based compensation, exercise of options and taxes paid upon net settlement	—	—	—	177,545	2	22,904	—	—	22,906
Issuance of common stock, net of offering costs	—	—	—	2,310	—	365	—	—	365
Offering costs associated with shelf registration	—	—	—	—	—	(522)	—	—	(522)
Redemption of Operating Partnership units for stock	(31,054)	(28,658)	—	536,852	5	59,707	—	—	—
Redemption of Operating Partnership units for cash	—	(1,445)	—	—	—	(896)	—	—	(2,341)
Redemption of Preferred D Units in the Operating Partnership for loans	(87,696)	—	—	—	—	—	—	—	(87,696)
Conversion of Preferred D Units in the Operating Partnership for Operating Partnership units	(27,518)	27,518	—	—	—	—	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	100,417	—	—	—	—	—	—	100,417
Issuance of note receivable to Operating Partnership unit holder	—	(50,000)	—	—	—	—	—	—	(50,000)
Repayment of receivable with Operating Partnership units pledged as collateral	—	1,900	—	—	—	—	—	—	1,900
Noncontrolling interest in consolidated joint ventures	—	—	3,078	—	—	—	—	—	3,078
Net income	7,262	38,239	50	—	—	—	—	854,681	900,232
Other comprehensive loss	—	(117)	—	—	—	—	(4,629)	—	(4,746)
Distributions to Operating Partnership units and other noncontrolling interests	(7,262)	(55,710)	(205)	—	—	—	—	—	(63,177)
Dividends paid on common stock at $6.48 per share	—	—	—	—	—	—	—	(1,375,003)	(1,375,003)
Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362

Extra Space Storage Inc.
Consolidated Statements of Stockholders’ Equity
(amounts in thousands, except share data)

	Noncontrolling Interests			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	132,248	1	27,582	—	—	27,583
Redemption of Operating Partnership units for stock	(22,265)	(3,953)	—	185,808	3	26,215	—	—	—
Redemption of Operating Partnership units for cash	—	(924)	—	—	—	(529)	—	—	(1,453)
Issuance of Operating Partnership units in conjunction with acquisitions	—	19,736	—	—	—	—	—	—	19,736
Repurchase of common stock	—	—	—	(1,158,244)	(12)	—	—	(149,536)	(149,548)
Purchase of remaining equity interest in existing unconsolidated joint venture	—	—	(1,426)	—	—	(4,568)	—	—	(5,994)
Noncontrolling interest in consolidated joint ventures	—	—	3,956	—	—	—	—	—	3,956
Net income	2,894	45,625	20	—	—	—	—	973,999	1,022,538
Other comprehensive loss	—	(648)	—	—	—	—	(13,226)	—	(13,874)
Distributions to Operating Partnership units and other noncontrolling interests	(2,894)	(60,865)	(213)	—	—	—	—	—	(63,972)
Dividends paid on common stock at $6.48 per share	—	—	—	—	—	—	—	(1,374,298)	(1,374,298)
Balances at December 31, 2025	$53,827	$822,869	$14,174	211,155,322	$2,112	$14,880,646	$(420)	$(1,449,172)	$14,324,036

See notes to consolidated financial statements.

Extra Space Storage Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,022,538	$900,232	$850,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	715,177	783,023	506,053
Amortization of deferred financing costs	11,930	16,673	18,949
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	47,519	43,720	18,786
Non-cash lease expense	12,888	3,224	1,964
Accrual of interest income added to principal of debt securities and notes receivable	(32,554)	(31,367)	(37,907)
Compensation expense related to share-based awards	35,537	28,991	26,484
Loss on real estate assets held for sale and sold, net	76,310	25,906	—
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	(54,521)	(13,730)	—
Impairment of Life Storage trade name	—	51,763	—
Distributions from unconsolidated real estate ventures	29,224	30,745	20,060
Changes in operating assets and liabilities:
Other assets	21,151	(15,464)	(34,471)
Accounts payable and accrued expenses	7,296	964	35,031
Other liabilities	(42,302)	62,750	(2,928)
Net cash provided by operating activities	1,850,193	1,887,430	1,402,474
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(926,267)	(650,535)	(320,711)
Life Storage Merger, net of cash acquired	—	—	(1,182,411)
Development and redevelopment of real estate assets	(143,025)	(128,618)	(100,181)
Proceeds from sale of real estate assets	368,183	124,928	2,132
Investment in unconsolidated real estate entities	(127,105)	(301,917)	(180,279)
Return of investment in unconsolidated real estate ventures	291,312	15,413	—
Issuance of notes receivable	(615,212)	(960,272)	(330,499)
Proceeds from sale of notes receivable	112,564	183,632	167,495
Payments received on notes receivable	246,476	140,963	142,192
Issuance of loan collateralized with OP units	—	(50,000)	—
Purchase of equipment and fixtures	(21,139)	(20,514)	(15,994)
Net cash used in investing activities	(814,213)	(1,646,920)	(1,818,256)
Cash flows from financing activities:
Proceeds from unsecured term loans, senior notes, revolving lines of credit and commercial paper	16,183,143	8,685,933	7,113,003
Principal payments on unsecured term loans, senior notes, revolving lines of credit and commercial paper	(17,248,640)	(8,724,444)	(7,088,984)
Proceeds from issuance of public bonds, net	1,650,000	1,300,000	1,550,000
Deferred financing costs	(32,411)	(23,130)	(39,418)
Proceeds from share issuances	—	365	—
Repurchase of common stock	(149,548)	—	—
Redemption of Preferred OP units for cash	—	—	(5,377)
Offering costs associated with shelf registration	—	(522)	—
Redemption of Operating Partnership units for cash	(1,453)	(2,341)	(108)
Dividends paid on common stock	(1,374,298)	(1,375,003)	(1,046,341)
Distributions to noncontrolling interests, net of contributions	(62,896)	(63,148)	(59,645)
Net cash (used in) provided by financing activities	(1,036,103)	(202,290)	423,130
Net change in cash, cash equivalents, and restricted cash	(123)	38,220	7,348
Cash, cash equivalents, and restricted cash, beginning of the period	143,303	105,083	97,735
Cash, cash equivalents, and restricted cash, end of the period	$143,180	$143,303	$105,083

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$138,222	$99,062	$92,868
Restricted cash included in other assets	5,081	6,021	4,867
	$143,303	$105,083	$97,735
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$138,920	$138,222	$99,062
Restricted cash included in other assets	4,260	5,081	6,021
	$143,180	$143,303	$105,083
Supplemental schedule of cash flow information
Interest paid	$564,665	$499,417	$338,552
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$(26,218)	$(32,954)	$(116,336)
Common stock and paid-in capital	26,218	31,054	16,336
Noncontrolling interests in Operating Partnership Note Receivable Payoff	—	1,900	100,000
Redemption of Preferred D Units in the Operating Partnership for loans
Preferred OP units redeemed	$—	$(87,696)	$—
Note Payable	—	87,696	—
Conversion of Preferred OP Units to common OP Units
Preferred OP Units	$—	$27,518	$—
Common OP Units	—	(27,518)	—
Acquisition and establishment of operating lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$5,829	$486,266	$265
Operating lease liabilities	(5,829)	(486,266)	(265)
Acquisitions of real estate assets
Real estate assets, net	$487,894	$137,761	$—
Value of OP units issued	(19,736)	(100,414)	—
Value of investment in consolidated real estate ventures	(135,930)	—	—
Net debt assumed	(299,078)	—	—
Bridge loan receivable	(33,150)	(39,200)	—
Investment in unconsolidated real estate ventures	—	1,853	—
Life Storage Merger real estate assets
Real estate assets, net	$—	$—	$13,575,501
Value of common stock issued	—	—	(11,353,338)
Unsecured senior notes	—	—	(2,106,866)
Value of OP units issued	—	—	(249,470)
Net liabilities assumed	—	—	(191,077)
Investment in unconsolidated real estate ventures	—	—	325,250
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$3,768	$11,037	$10,508
Accounts payable and accrued expenses	(3,768)	(11,037)	(10,508)

See notes to consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands, except store and share data, unless otherwise stated

1.     DESCRIPTION OF BUSINESS
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004 to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”) and provide lending to owners of stores located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership, which meets the definition of a variable interest entity and is consolidated. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At December 31, 2025, the Company had direct and indirect equity interests in 2,425 stores. In addition, the Company managed 1,856 stores for third parties bringing the total number of stores which it owns and/or manages to 4,281. These stores are located in 43 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain third-party self-storage owners for whom it manages properties.
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
The Company determined that its operating partnership met the definition of a VIE and is consolidated. Additionally, as of December 31, 2025 the Company determined that in addition to its operating partnership it had one consolidated joint venture VIE, consisting of one store.
Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of the VIE can only be used to satisfy the VIE’s own contractual obligations, and the VIE’s creditors have no recourse to the general credit of the Company.

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
The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the fair value measurement guidance by the Financial Accounting Standard Board (the “FASB”), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$3,362	$—
Other liabilities - Cash flow hedge swap agreements	—	2,538	—
There were no transfers of assets and liabilities between Level 1 and Level 2 during the year ended December 31, 2025. The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2025 or 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets held for use are evaluated for impairment when events or circumstances, including the Company’s

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

assumptions about the use of the asset, indicate there may be impairment. The Company reviews each store at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on stores that do not have positive net operating cash flows. For these stores, the Company determines whether the decrease is temporary or permanent, and whether the store will likely generate positive net operating cash flows in the short term.
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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to its estimated fair value, supported by current third-party appraisal or broker market data (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations. As of December 31, 2025, the Company had five stores classified as held for sale which are included in real estate assets, net. Refer to note 5 for additional details on disposition and held for sale activity.
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
As of December 31, 2025 and 2024, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, investments in debt securities and notes receivable, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and commercial paper and other liabilities reflected in the consolidated balance sheets at December 31, 2025 and 2024 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States and the Cayman Islands, primarily relating to operating cash reserve for the Company’s captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair value of the Company’s note receivable from a Common Operating Partnership unit holder was based on the discounted estimated future cash flow of the note (categorized within Level 3 of the fair value hierarchy). The discount rate used approximated the current market rate for loans with similar maturities and credit quality. The fair values of the Company’s fixed rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy). The discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the years indicated:

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Common Operating Partnership unit holder	$51,122	$50,000	$52,112	$50,000
Fixed rate notes receivable	62,307	62,207	40,818	42,000
Fixed rate debt	10,967,415	10,966,511	8,949,297	9,420,848
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

Intangible lease rights represent intangibles related to ground leases on 10 stores where the leases were assumed by the Company at rates that were lower than the current market rates for similar leases. The values associated with these assumed leases were recorded as intangibles, which will be amortized over the lease terms.
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
The Company evaluated its investment in preferred stock of non-public real estate entities and determined it did not have significant influence over the entities, and the investments do not have a readily determinable fair value and therefore have been recorded at the transaction price. The Company periodically evaluates the investments for impairment. No impairments were recorded in our evaluations for any period presented herein.
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
Derivative Instruments and Hedging Activities
The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, such as those subject to interest rate risk, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. The Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Refer to note 9 for further information regarding the Company’s derivative instruments and hedging activities.
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
The Company’s management fees are earned subject to the terms of the related management services agreements (“MSAs”). These MSAs provide that the Company will perform management services, which include leasing and operating the property and providing accounting, marketing, banking, maintenance and other services. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from stores owned by third parties and unconsolidated joint ventures. MSAs generally have original terms from three to five years. Management fees are due on the last day of each calendar month that management services are provided.
The Company accounts for the management services provided to a customer as a single performance obligation which are rendered over time each month. The total amount of consideration from the contract is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company’s control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. Due to the standardized terms of the MSAs, the Company accounts for all MSAs in a similar, consistent manner. Therefore, no disaggregated information relating to MSAs is presented.
Property expenses, including utilities, property taxes, repairs and maintenance and other costs to manage the facilities are recognized as incurred. The Company accrues for property tax expense based upon invoice amounts and estimates. If these estimates are incorrect, the timing of expense recognition could be affected.
Tenant reinsurance premiums are recognized as revenue over the period of insurance coverage. Each tenant chooses the amount of insurance coverage they want through the tenant reinsurance program. Tenants can purchase policies in amounts up to ten thousand dollars of insurance coverage in exchange for a monthly fee. As of December 31, 2025, the total number of tenant insurance policies was approximately 1.8 million, which was an aggregate coverage of approximately $5.7 billion. The Company’s exposure per claim is limited by the maximum amount of coverage chosen by each tenant.
Advertising Costs
The Company incurs advertising costs primarily attributable to digital and other advertising. These costs are expensed as incurred. The Company recognized $56,181, $50,519 and $32,795 in advertising expense for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.
Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In order to maintain its qualification as a REIT, among other requirements, the Company is required to distribute annually at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. For any taxable year that the Company fails to qualify as a REIT and for which applicable statutory relief provisions did not apply, the Company would be subject to U.S. federal corporate income tax on all of its taxable income for at least that year and the ensuing four years. The Company is subject to certain state and local taxes. Provision for such taxes has been included in income tax expense on the Company’s consolidated statements of operations. For the year ended December 31, 2025, 0% (unaudited) of all distributions to stockholders qualified as a return of capital.
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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At December 31, 2025 and 2024, there were no material unrecognized tax benefits. Interest and penalties relating to uncertain tax positions will be recognized in income tax expense when incurred. As of December 31, 2025 and 2024, the Company had no interest or penalties related to uncertain tax positions.
Stock-Based Compensation
The measurement and recognition of compensation expense for all share-based payment awards to employees and directors are based on estimated fair values. Awards granted are valued at fair value, and any compensation expense is recognized over the service and/or performance periods of each award.
Earnings Per Common Share
Basic earnings per common share is computed using the two-class method by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common stockholders; accordingly, they are considered participating securities that are included in the two-class method. Diluted earnings per common share measures the performance of the Company over the reporting period while giving effect to all potential common shares that were dilutive and outstanding during the period. The denominator includes the weighted average number of basic shares and the number of additional common shares that would have been outstanding if the potential common shares that were dilutive had been issued, and is calculated using the two-class, treasury stock or if-converted method, whichever is most dilutive. Potential common shares are securities (such as options, Series B Redeemable Preferred Units (“Series B Units”), Series D Redeemable Preferred Units (“Series D Units”) and together with the Series B Units, the (“Preferred OP Units"), and common Operating Partnership units (“OP Units”)) that do not have a current right to participate in earnings of the Company but could do so in the future by virtue of their redemption right.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares and where the Company has stated the intent and ability to settle the redemption in shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price of $144.15 for the year ended December 31, 2025.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2025	2024	2023
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	9,369,519	8,659,092	7,970,487
Series B Units	232,870	214,836	236,130
Series D Units	158,320	928,637	1,332,049
	9,760,709	9,802,565	9,538,666

The computation of earnings per common share is as follows for the years presented:

	For the Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$973,999	$854,681	$803,198
Earnings and dividends allocated to participating securities	(1,739)	(1,495)	(1,230)
Net income for basic and diluted computations	972,260	853,186	801,968

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	211,850,521	211,575,240	169,216,989
Shares related to dilutive stock options	—	2,440	3,893
Average number of common shares outstanding - diluted	211,850,521	211,577,680	169,220,882
Earnings per common share
Basic	$4.59	$4.03	$4.74
Diluted	$4.59	$4.03	$4.74
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03 – “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” The new standard requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the statement of operations. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027; therefore, compliance with this ASU will be required beginning with the Company’s annual report on Form 10-K for the year ending December 31, 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. Although the adoption is not expected to have an impact on the Company’s financial statements, it is expected to result in incremental disclosures within the footnotes to the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 – “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company’s consolidated financial statements include incremental disclosures related to income taxes. The Company has adopted this standard as of December 31, 2025. Refer to note 16 for further discussion of the Company’s accounting for income taxes and related disclosures.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

3.     REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	December 31, 2025	December 31, 2024
Land	$5,135,719	$4,994,642
Buildings, improvements and other intangibles	23,234,033	22,336,386
Right of use assets - finance lease	141,194	140,259
Intangible assets - tenant relationships	334,669	326,440
Intangible lease rights	37,771	27,743
	28,883,386	27,825,470
Less: accumulated depreciation and amortization	(3,982,125)	(3,339,136)
Net operating real estate assets	24,901,261	24,486,334
Real estate under development/redevelopment	103,089	101,293
Real estate assets, net	$25,004,350	$24,587,627
In September 2024, the Company amended existing triple-net lease agreements for land and buildings related to 27 stores that had initially been entered into in June and August 2019. The Company also entered into new triple-net lease agreements for land and buildings related to 12 additional stores. Both the initial 27 stores and the additional 12 stores added to the triple net lease structure are categorized as operating leases and have been presented in real estate assets - operating lease right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets.
The Company amortizes to expense intangible assets—tenant relationships on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). The Company amortizes to expense the intangible lease rights over the terms of the related leases. Amortization related to the tenant relationships and lease rights was $21,183, $114,614, and $59,807 for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining balance of the unamortized lease rights will be amortized over the next three to 39 years. Accumulated amortization related to intangibles was $404,709 and $363,916 as of December 31, 2025 and 2024, respectively.

4.     OTHER ASSETS
The components of other assets are summarized as follows:

	December 31, 2025	December 31, 2024
Goodwill	$170,811	$170,811
Receivables, net	142,120	129,748
Prepaid expenses and deposits	102,656	137,494
Equipment and fixtures, net	65,154	50,365
Other intangible assets, net	11,593	32,206
Deferred line of credit financing costs, net	15,335	7,548
Restricted cash	4,260	5,081
Fair value of interest rate swaps	3,362	15,733
	$515,291	$548,986
Depreciation of equipment and fixtures is computed on a straight-line basis over three to five years. The Company capitalizes certain costs during the application development stage when developing software for internal use. As of December 31, 2025 and 2024, unamortized software costs were $25,294 and $16,254. During the years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense of $4,240, $5,307 and $5,377, respectively, relating to capitalized software costs.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

5.     PROPERTY ACQUISITIONS AND DISPOSITIONS
The Life Storage Merger
On July 20, 2023, the Company closed its merger with Life Storage (the “Life Storage Merger”), which included 757 wholly-owned stores and one consolidated joint venture store. Under the terms of the Life Storage Merger, Life Storage stockholders and holders of units of the Life Storage operating partnership received 0.895 of a share of common stock (or OP Unit, as applicable) of the Company for each issued and outstanding share (or operating partnership unit) of Life Storage they owned for total equity consideration of $11,602,808, based on the Company’s closing share price on July 19, 2023. At closing, the Company retired $1,160,000 in balances on Life Storage’s line of credit which included $375,000 that Life Storage used to pay off its private placement notes in connection with the closing of the Life Storage Merger. The Company also paid off $32,000 in secured loans. On July 25, 2023, the Company completed obligor exchange offers and consent solicitations (together the “Exchange Offers”) related to Life Storage’s various senior notes. Upon the closing of the Exchange Offers, a total of $2,351,100 of Life Storage’s senior notes were exchanged for senior notes of the same tenor of Extra Space Storage L.P. The remaining Life Storage senior note balances which were not exchanged total $48,900 and no longer have any financial reporting requirements or covenants.
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
The Company amortizes to expense intangible assets - other on a straight-line basis. The following table summarizes the accumulated amortization related to intangible assets - other:

	December 31, 2025		For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Intangible Assets:	Gross Carrying Amount	Accumulated Amortization	Amortization Expense	Amortization Expense	Amortization Expense
Intangible assets - other	$82,000	$70,431	$20,612	$34,124	$15,695

Estimated Aggregate Amortization Expense
Intangible Assets:	2026
Intangible assets - other	$11,569
Store Acquisitions
The following table shows the Company’s acquisitions of stores for the years ended December 31, 2025 and 2024. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

									Total
Period	Number of Stores	Cash Paid	Loans Assumed	Bridge Loan Payoff	Fair Value Adjustment of Debt Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Real estate assets
Total 2025	76	$561,723	$299,078	$33,150	$(15,018)	$135,930	$4,464	$19,736	$1,039,063
Total 2024	58	$479,059	$—	$—	$—	$1,853	$2,842	$100,414	$584,168
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
Disposition and Held for Sale Activity

The following table presents the Company’s disposition and held for sale activity for the periods indicated:

	Carrying Value of Assets Held for Sale	(Gain) / Loss Recognized	Number of Stores
2025 Activity
Q1 2025 beginning balance	$103,756	$—	13
Additions	8,019	3,759	3
Disposals	(83,537)	(39,520)	(11)
Q1 2025 ending balance	$28,238	$(35,761)	5
Additions	—	—	—
Disposals	(9,440)	864	(1)
Q2 2025 ending balance	$18,798	$(34,897)	4
Additions	175,289	105,128	25
Disposals	—	—	—
Q3 2025 ending balance	$194,087	$70,231	29
Additions	6,000	4,291	1
Disposals	(172,947)	1,788	(25)
Q4 2025 ending balance	$27,140	$76,310	5

2024 Activity
Q1 2024 ending balance	$—	$—	—
Additions	51,933	54,659	7
Disposals	—	—	—
Q2 2024 ending balance	$51,933	$54,659	7
Additions	83,442	8,990	11
Disposals	(3,845)	(29)	(1)
Q3 2024 ending balance	$131,530	$63,620	17
Additions	—	—	—
Disposals	(27,774)	(37,714)	(4)
Q4 2024 ending balance	$103,756	$25,906	13
The net losses are shown on the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024 as loss on real estate assets held for sale and sold, net. Assets held for sale are included in real estate assets, net, as well as in the self-storage operations segment of the Company’s segment information.
6.     INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company’s interest in preferred stock of SmartStop and Strategic Storage, an affiliate of SmartStop, and the Company’s noncontrolling interest in real estate joint ventures. The Company accounts for its investments in SmartStop and Strategic

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Storage preferred stock, which do not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement.
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
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	December 31,
				2025	2024
PRISA Self Storage LLC	85	4%	4%	$8,736	$8,967
HF1 Sovran HHF Storage Holdings LLC	37	49%	49%-59%	301,794	304,526
Storage Portfolio II JV LLC	36	10%	30%	(10,588)	(9,584)
Storage Portfolio IV JV LLC	32	10%	30%	46,310	47,150
Storage Portfolio I LLC	24	34%	49%	(44,537)	(43,803)
ESS CA-TIVS JV LP (4)	—	55%	55%-65%	—	27,217
HF2 Sovran HHF Storage Holdings II LLC	22	49%	49%-59%	112,551	114,034
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	24,580	25,192
HF6 191 V Life Storage Holdings LLC	17	20%	20%	9,525	10,821
PR II EXR JV LLC (5)	—	25%	25%	—	105,909
VRS Self Storage, LLC	16	45%	54%	(18,576)	(17,557)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	18,082	19,295
Other unconsolidated real estate ventures (2)(3)(4)	105	10%-50%	10%-50%	295,205	314,852
Strategic Storage Growth Trust III, Inc. Preferred Stock (6)	n/a	n/a	n/a	100,000	—
Strategic Storage Trust VI, Inc. Preferred Stock (7)	n/a	n/a	n/a	150,000	150,000
SmartStop Self Storage REIT, Inc. Preferred Stock (8)	n/a	n/a	n/a	—	200,000
Net Investments in and Cash distributions in unconsolidated real estate entities	407			$993,082	$1,257,019

Investments in unconsolidated real estate entities				$1,066,783	$1,332,338
Cash distributions in unconsolidated real estate ventures				(73,701)	(75,319)
Net Investments in and Cash distributions in unconsolidated real estate entities				$993,082	$1,257,019
(1)Includes pro-rata equity ownership share and promoted interest.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

(2)On October 31, 2025, the Company sold its membership interest in the Extra Space Northern Properties VI LLC joint venture, which held 10 properties. The Company acquired one property from the joint venture, and the joint venture partner acquired the remaining nine properties. The sale resulted in a net gain of $45,167 which has been included in the equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest line on the Company’s consolidated statements of operations.
(3)On July 8, 2025, the Company sold its membership interest in the Life Storage Spacemax LLC joint venture, which held six properties. The sale resulted in a net gain of $9,354, which has been included in the equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest line on the Company’s consolidated statements of operations.
(4)On April 30, 2025, the Company acquired all of its partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures. The total value of the real estate was recorded at $436,797, which included $258,000 of assumed debt. The Company now owns 100% of the 27 properties that were held in the two joint ventures.
(5)On March 31, 2025, the Company closed on the transfer and distribution of membership interests in its PR II EXR JV LLC joint venture. The Company exchanged its 25% ownership interest in 17 properties for its partner’s 75% ownership interest in six properties. The portfolio consisted of 23 properties; therefore, the Company now owns 100% of the six properties, and its partner now owns 100% of the 17 properties.
(6)On February 4, 2025, the Company invested $100,000 in shares of newly issued convertible preferred stock of Strategic Storage Growth Trust III, Inc., an affiliate of SmartStop. The dividend rate for the preferred shares is 8.85% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing, and are redeemable thereafter subject to a redemption premium. Dividend income from this investment is included in the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s consolidated statements of operations.
(7)In May 2023, the Company invested $150,000 in shares of convertible preferred stock of Strategic Storage Trust VI, Inc. with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years, except in the case of a change of control or initial listing of Strategic Storage. Dividend income from this investment is included in the equity in earnings and dividend income from unconsolidated real estate entities on the Company’s consolidated statements of operations.
(8)In October 2019, the Company invested $200,000 in shares of convertible preferred stock of SmartStop with a dividend rate of 7.00% per annum as of November 2024. Dividend income from this investment is included in the equity in earnings and dividend income from unconsolidated real estate entities line on the Company’s consolidated statements of operations. On April 4, 2025, the Company was repaid its $200,000 preferred equity investment in SmartStop.
In accordance with ASC 810, the Company reviews all of its joint venture relationships annually to ensure that there are no entities that require consolidation. As of December 31, 2025, there were no previously unconsolidated entities that were required to be consolidated as a result of this review. The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Equity in earnings and dividend income from unconsolidated real estate entities consists of the following:

	For the Year Ended December 31,
	2025	2024	2023
Equity in earnings of PRISA Self Storage LLC	$3,147	$3,212	$3,320
Equity in earnings of HF1 Sovran HHF Storage Holdings LLC (1)(2)	11,463	4,977	1,553
Equity in earnings of Storage Portfolio II JV LLC	1,905	2,661	3,094
Equity in earnings of Storage Portfolio IV JV LLC	1,393	1,440	1,319
Equity in earnings of Storage Portfolio I LLC	4,681	4,822	5,182
Equity in earnings of PR II EXR JV LLC	619	2,351	2,227
Equity in earnings of HF2 Sovran HHF Storage Holdings II LLC (1)(2)	6,758	2,466	691
Equity in earnings of HF5 Life Storage-HIERS Storage LLC (1)	807	761	377
Equity in earnings of HF6 191 V Life Storage Holdings LLC (1)	(833)	(891)	(735)
Equity in earnings of ESS-CA TIVS JV LP	1,176	3,574	3,873
Equity in earnings of VRS Self Storage, LLC	4,789	5,186	5,253
Equity in earnings of HF10 Life Storage HHF Wasatch Holdings LLC (1)	783	598	40
Equity in earnings of other minority owned stores (1)	8,023	10,847	7,740
Dividend income from SmartStop preferred stock	3,554	12,755	12,500
Dividend income from Strategic Storage preferred stock	20,550	12,513	8,401
	$68,815	$67,272	$54,835
(1)For the year ended December 31, 2023, the earnings of the 16 joint ventures from the Life Storage Merger are from the close of acquisition on July 20, 2023.
(2)In November 2024, the Company acquired additional ownership interest in HF1 Sovran HHF Storage Holdings LLC and HF2 Sovran HHF Storage Holdings II LLC from its partner in the unconsolidated joint ventures for cash consideration of $251,235. The transaction increased the Company’s equity ownership percentages from 20% and 15%, respectively, to 49% in each unconsolidated joint venture.
Equity in earnings of certain of our joint ventures includes the amortization of the Company’s excess purchase price of $59,858 of these equity investments over its original basis. The excess basis is amortized over 39 years.
The Company provides management services to joint ventures for a fee. Management fee revenues for affiliated real estate joint ventures for the years ended December 31, 2025, 2024 and 2023 were $33,964, $38,940 and $31,755, respectively.
7.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company’s investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP’s acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	December 31, 2025	December 31, 2024
Debt securities - preferred stock	$300,000	$300,000
Notes receivable - bridge loans	1,500,151	1,244,575
Dividends and interest receivable	6,375	6,375
	$1,806,526	$1,550,950
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
The Company offers bridge loan financing to certain third-party self-storage owners for whom it manages properties. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties that the Company manages, and mezzanine loans receivable, which are secured by equity interest pledges. As of December 31, 2025, 80% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the year ended December 31, 2025, the Company sold a total principal amount of $112,564 of its mortgage bridge loans receivable to third parties for par, closed on $406,644 in initial loan draws, and recorded $42,275 of draws for interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. As of December 31, 2025, none of the notes receivable are in nonaccrual status, and any notes receivable where the monthly payments are delinquent are immaterial and less than 90 days past due. The allowance for potential credit losses is immaterial.
8.     DEBT
The components of term debt are summarized as follows:

Term Debt	December 31, 2025	December 31, 2024
Secured notes payable (1)	$1,082,899	$1,013,661
Unsecured term loans	1,500,000	2,200,000
Unsecured senior notes	9,675,000	8,025,000
Total	12,257,899	11,238,661
Less: Discount on unsecured senior notes, net (2)	(187,742)	(222,254)
Less: Unamortized debt issuance costs	(63,506)	(56,391)
Total	$12,006,651	$10,960,016

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Life Storage Merger were recorded at fair value, resulting in a discount of $293,134 to be amortized over the term of the debt. Also includes net premium from bond offerings of $13,853 offset by discount from assumed debt of $15,018.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at December 31, 2025:

2026	$1,314,694
2027	905,209
2028	1,882,992
2029	1,764,798
2030	1,691,128
2031	1,777,878
2032	600,000
2033	800,000
2034	600,000
2035	900,000
Thereafter	21,200
Total	$12,257,899
In November 2024, the Company established a commercial paper note program. Under the terms of the program, the Company may issue up to $1,000,000 of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company’s consolidated balance sheets. At December 31, 2025, there were $680,000 in issuances outstanding under the commercial paper program with a weighted-average maturity of 21 days.
All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper:

	As of December 31, 2025
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$19,000	$140,000	5.2%	7/1/2026	SOFR plus 1.35%
Unsecured credit line (2)	525,000	3,000,000	4.7%	8/21/2029	SOFR plus 0.775%
Commercial paper	680,000	1,000,000	4.2% (3)	Various
	$1,224,000	$4,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of December 31, 2025. Rate is subject to change based on the Company’s investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
On August 21, 2025, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which increased the commitment under the revolving credit facility to $3,000,000, extended the maturity of the credit facility to August 2029, and reduced the interest rate by 10 basis points. In connection with the amendment, the Company also paid off term loans within the credit facility in the amount of $655,000 and increased other term loans within the credit facility by $200,000. The Credit Agreement is guaranteed by the Company and is not secured by any assets of the Company. The Company’s unsecured debt is subject to certain financial covenants. As of December 31, 2025, the Company was in compliance with all of its financial covenants.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

As of December 31, 2025, the Company’s percentage of fixed-rate debt to total debt was 82.1%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.2% and 4.8%, respectively. The combined weighted average interest rate was 4.3%.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the years ended December 31, 2025, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During 2026, the Company estimates that $749 will be reclassified as an increase to interest income.
The following table summarizes the terms of the Company’s eight active derivative financial instruments, which had a total current notional amount of $952,000 as of December 31, 2025.

Hedge Product	Range of Notional Amounts	Strike	Effective Dates	Maturity Dates
Swap Agreements	$32,000 - $200,000	0.96% - 4.13%	2/15/2023 - 7/14/2025	1/31/2026 - 2/1/2028

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	December 31, 2025	December 31, 2024
Other assets	$3,362	$15,733
Other liabilities	$2,538	$710
Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years presented. No tax effect has been presented as the derivative instruments are held by the Company:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Gain (loss) recognized in OCI for the Year Ended December 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Year Ended December 31,
Type	2025	2024		2025	2024	2023
Swap Agreements	$(2,324)	$22,141	Interest expense	$11,576	$26,885	$41,541
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
As of December 31, 2025, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2025, it could have been required to cash settle its obligations under these agreements at their termination value. Refer to note 2 for further information regarding the Company’s derivative instruments and hedging activities.
10.     STOCKHOLDERS’ EQUITY
The Company’s charter provides that it can issue up to 500,000,000 shares of common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2025, 211,155,322 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.
All holders of the Company’s common stock are entitled to receive dividends and to one vote on all matters submitted to a vote of stockholders. The transfer agent and registrar for the Company’s common stock is Broadridge Corporate Issuer Solutions, LLC.
During the year ended December 31, 2025, the Company sold no shares of common stock.
On April 15, 2024, the Company filed its $800,000 “at the market” equity program with the Securities and Exchange Commission (the “SEC”) using a shelf registration statement on Form S-3, and entered into an equity distribution agreement with nine sales agents. No shares have been sold under the current “at the market” equity program, and no shares were sold under the previous “at the market” equity program, which spanned from August 9, 2021 through April 14, 2024.
On November 13, 2023, the Company’s board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2024, no shares were repurchased. During the year ended December 31, 2025, the Company repurchased 1,158,244 shares at an average price of $129.10 per share, paying a total of $149,525. As of December 31, 2025, the Company had remaining authorization to repurchase shares with an aggregate value up to $350,475.
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
At December 31, 2025 and December 31, 2024, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company’s consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statement of Noncontrolling Interests and Equity as of the years indicated are as follows:

	December 31, 2025	December 31, 2024
Series B Units	$33,567	$33,567
Series D Units	20,260	42,525
	$53,827	$76,092
Series A Participating Redeemable Preferred Units

The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of December 31, 2025 and December 31, 2024, there were no outstanding Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units (defined below) and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at December 31, 2025. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.
Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of December 31, 2025 and December 31, 2024, there were no outstanding Series C Units.

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
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $20,260, which represents 810,395 Series D Units outstanding at December 31, 2025. Holders of the Series D Units receive distributions at an annual rate between 3.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the year ended December 31, 2025, 890,594 Series D Units were redeemed for 143,830 shares of common stock.
On October 1, 2024, 3,507,844 Series D Units were liquidated and returned to the Company. In exchange, the former holders of the Series D Units were issued notes totaling $87,696, which represented the total liquidation value of the Units, due on January 1, 2050. Interest is paid to the former Unit holders quarterly, effective December 31, 2024, at the existing rate of 3.35%. The full liquidation value was reclassified from noncontrolling interest represented by preferred operating partnership units to other liabilities on the Company’s consolidated balance sheets.
On December 27, 2024, 1,100,734 Series D Units were converted to 183,398 Common OP Units. As a result $27,518 was moved from noncontrolling interest represented by preferred operating partnership units to noncontrolling interests in operating partnership, net and other noncontrolling interests on the Company’s consolidated balance sheets.
In January 2023, 890,594 Series D units were redeemed for 154,307 shares of common stock. In November 2023, 15,093 Series D units were redeemed for cash of $377.
12.     NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of December 31, 2025. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2025, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a note receivable of $50,000 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2024, bears interest at 10% per annum and matures on June 30, 2026.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company’s option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Operating Partnership Agreement. As of December 31, 2025, the ten-day average closing price of the Company’s common stock was $130.66 and there were 9,432,990 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on December 31, 2025 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,232,514 in cash consideration to redeem the units.

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

OP Unit activity is summarized as follows for the years presented:

	For the Year Ended December 31,
	2025	2024	2023
OP Units redeemed for common stock	41,978	323,191	2,803
OP Units redeemed for cash	10,000	15,481	1,000
Cash paid for OP Units redeemed	$1,453	$2,341	$108
OP Units issued in conjunction with acquisitions	131,027	807,019	1,674,748
Value of OP Units issued in conjunction with acquisitions	$19,736	$127,932	$249,470
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in 12 consolidated joint ventures as of December 31, 2025. There are a total of 16 stores in consolidated joint ventures, 11 of which are operating and five of which are under development. The voting interests of the partners are 25.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at December 31, 2025 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.
13.    LEASES
Lessee Accounting
The Company accounts for leases under ASC 842, “Leases.” Right-of-use assets associated with operating leases are included in real estate assets - operating lease right-of-use assets and operating lease liabilities are included in operating lease liabilities on the Company’s consolidated balance sheets. Right-of-use assets associated with finance leases are included in real estate assets, net and finance lease liabilities are included in other liabilities on the Company’s consolidated balance sheets.
During the year ended December 31, 2025, the Company recorded new finance lease right-of-use assets and finance lease liabilities totaling $934 associated with one store with a land lease.
The Company is lessee under several types of lease agreements. Generally, these leases fall into the following categories:
•Leases of real estate at 84 stores classified as wholly-owned or in consolidated joint ventures. These leases generally have original lease terms between 10-99 years. Under these leases, the Company typically has the option to extend the lease term for additional terms of 5-35 years.
•Leases of its corporate offices and call center. These leases have original lease terms between five and 14 years, with the option to extend up to five years.
•Leases of 23 regional offices. These leases have original lease terms between two and five years. The Company has the option on certain of these leases to extend the lease term for up to three additional years.

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
The following is information on our total lease costs as of the period indicated:

	For the Year Ended December 31,
	2025	2024
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,987	$4,018
Interest expense related to finance lease liabilities	4,471	4,722
Operating lease cost	64,345	42,560
Variable lease cost	17,717	16,005
Short-term lease cost	17	24
Total lease cost	$90,537	$67,329

Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for finance lease payments	$4,451	$4,440
Operating cash outflows for operating lease payments	49,799	29,705
Total cash flows for lease liability measurement	$54,250	$34,145

Right-of-use assets obtained in exchange for new operating lease liabilities	$5,829	$486,266
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—

Weighted average remaining lease term - finance leases (years)	55	55
Weighted average remaining lease term - operating leases (years)	23	24
Weighted average discount rate - finance leases	3.33%	3.32%
Weighted average discount rate - operating leases	5.75%	5.73%

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The following table presents information about the Company’s undiscounted cash flows on an annual basis for operating and finance leases, including a reconciliation of the undiscounted cash flows to the finance lease and operating lease liabilities recognized in the Company’s consolidated balance sheets:

	Operating	Finance	Total
2026	$52,590	$6,829	$59,419
2027	53,011	6,959	59,970
2028	53,357	7,075	60,432
2029	53,973	7,217	61,190
2030	54,596	7,346	61,942
Thereafter	1,180,618	339,930	1,520,548
Total	$1,448,145	$375,356	$1,823,501
Present value adjustments (Less: future interest expense)	(687,039)	(234,821)	(921,860)
Lease liabilities	$761,106	$140,535	$901,641
Lessor Accounting
The Company’s property rental revenue is primarily related to rents received from tenants at its operating stores. The Company’s leases with its self-storage tenants are generally on month-to-month terms, include automatic monthly renewals, allow flexibility to increase rental rates over time as market conditions permit, and provide for the collection of contingent fees such as late fees. These leases do not include any terms or conditions that allow the tenants to purchase the leased space. All self-storage leases for which the Company acts as lessor have been classified as operating leases. The real estate assets related to the Company’s stores are included in real estate assets, net on the Company’s consolidated balance sheets and are presented at historical cost less accumulated depreciation and impairment, if any. Rental income related to these operating leases is included in property rental revenue on the Company’s consolidated statements of operations and is recognized each month as part of the month-to-month terms at the rental rate in place during each month.
14.     STOCK-BASED COMPENSATION

As of December 31, 2025, 6,472,477 shares were available for issuance under the Company’s 2015 Incentive Award Plan (the “Plan”). The Company added shares to the plan through an S-8 filed with the SEC on August 1, 2025.
Options are exercisable once vested. Options are exercisable at such times and subject to such terms as determined by the Compensation Committee, but under no circumstances may be exercised if such exercise would cause a violation of the ownership limit in the Company’s charter. Options expire 10 years from the date of grant. All of the Company’s remaining outstanding options were exercised during the year ended December 31, 2024.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Option Grants
A summary of stock option activity is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	9,272	$82.47
Exercised	—	$—
Outstanding at December 31, 2023	9,272	$82.47
Exercised	(9,272)	$82.47
Outstanding at December 31, 2024	—	$—
Outstanding at December 31, 2025	—	$—

The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $0, $798 and $0, respectively.
There have been no options granted since 2016. The Company recorded no compensation expense relating to outstanding options in general and administrative expense for the years ended December 31, 2025, 2024 and 2023. Net proceeds received for the years ended December 31, 2025, 2024 and 2023, related to option exercises was $0, $765 and $0, respectively. At December 31, 2025, there was no unrecognized compensation expense related to non-vested stock options under the Plan.

Common Stock Granted to Employees and Directors
The Company recorded $20,620, $16,808 and $14,205 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to employees and directors for the years ended December 31, 2025, 2024 and 2023, respectively. The forfeiture rate, which is estimated at a weighted-average of 5.2% of unvested awards outstanding as of December 31, 2025, is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimates. At December 31, 2025 there was $24,944 of total unrecognized compensation expense related to non-vested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted-average period of 2.18 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.
A summary of the Company’s employee and director stock grant activity is as follows:

Restricted Stock Grants	Shares	Weighted-Average Grant-Date Fair Value
Unreleased at December 31, 2022	208,060	$158.38
Granted	98,263	$158.04
Released	(90,662)	$147.21
Canceled	(10,084)	$165.36
Unreleased at December 31, 2023	205,577	$162.81
Granted	142,324	$147.87
Released	(93,453)	$153.78
Canceled	(6,365)	$155.37
Unreleased at December 31, 2024	248,083	$157.84
Granted	153,788	$149.53
Released	(111,795)	$156.27
Canceled	(10,862)	$152.70
Unreleased at December 31, 2025	279,214	$154.09

Performance-based Stock Units

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The performance-based stock units (the “PSUs”) granted to executives represent the right to earn shares of the Company’s common stock. These awards have two financial performance components: (1) the Company’s core FFO performance (“FFO Target”), and (2) the Company’s total stockholder return relative to the performance of a defined group of peers (“TSR Target”). Each of these performance components are weighted 50% and are measured over the performance period, which is defined as the three-year period ending December 31 from the year of grant. At the end of the performance period, the financial performance components are reviewed to determine the number of shares actually granted to executives, which can be as low as zero shares and up to a maximum of 2.25 shares issued for each PSU. A summary of the PSU activity is as follows:

Performance-Based Stock Units	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	147,159	$130.63
Granted	86,795	$207.28
Released	(45,242)	$162.18
Unvested at December 31, 2023	188,712	$158.32
Granted	115,283	$161.82
Released	(40,832)	$143.36
Unvested at December 31, 2024	263,163	$162.17
Granted	112,828	$164.94
Released	(61,085)	$152.56
Unvested at December 31, 2025	314,906	$165.03
The Company recorded $14,418, $12,183 and $12,433 of expense in general and administrative expense in its statement of operations related to PSUs granted to executives for the years ended December 31, 2025, 2024 and 2023, respectively. The Company estimated the fair value of the PSUs as of the grant date, using the closing trading price of the Company’s common stock on the grant date to value the FFO Target portion. A Monte Carlo simulation model was used to calculate the fair value of the TSR Target portion of the PSUs, using the following assumptions:

	For the Year Ended December 31,
	2025	2024	2023
Intrinsic value	$41,007	$39,369	$30,256
Risk-free rate	4.0%	5.5%	4.6%
Volatility	30.5%	29.9%	29.3%
Expected term (in years)	2.8	2.8	2.8
Dividend yield	—%	—%	—%
Unrecognized compensation cost	$20,304	$19,642	$18,798
Term over which compensation cost recognized (in years)	3	3	3
Under the terms of the PSUs, dividends for the entire measurement period are paid in cash when the shares are released, therefore, a dividend yield of zero was used. The valuation model applied in this calculation utilizes subjective assumptions that could potentially change over time, including the probabilities associated with achieving the FFO Targets (categorized within Level 3 of the fair value hierarchy). Therefore, the amount of unrecognized compensation expense at December 31, 2025 noted above does not necessarily represent the expense that will ultimately be realized by the Company in the statement of operations.
15.     EMPLOYEE BENEFIT PLAN
The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code under which eligible employees can contribute up to 60% of their annual salary, subject to a statutory prescribed annual limit. For the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions to the plan of $9,018, $8,145, and $6,576 respectively, based on 100% of the first 3% and up to 50% of the next 2% of an employee’s compensation.

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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, which included certain modifications to U.S. tax law, including certain provisions that affect the taxation of REITs and their investors. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (the permissible maximum value of taxable REIT subsidiary securities that a REIT may hold, as a percentage of the value of the REIT’s total assets) from 20% to 25% for taxable years beginning after December 31, 2025. The Company is still evaluating the provisions of the OBBBA and expects the OBBBA to have an impact on its financial position and results of operations by increasing its federal tax expense due to the expiration of solar tax credits in the coming years and changes to Section 162(m) of the Internal Revenue Code related to executive compensation.
The income tax provision for the years ended December 31, 2025, 2024 and 2023, is comprised of the following components:

	For the Year Ended December 31, 2025
	Federal	State	Total
Current expense	$38,515	$8,719	$47,234
Tax credits/true-up	(9,326)	—	(9,326)
Change in deferred expense	3,532	119	3,651
Total tax expense	$32,721	$8,838	$41,559

	For the Year Ended December 31, 2024
	Federal	State	Total
Current expense	$37,320	$6,951	$44,271
Tax credits/true-up	(9,413)	—	(9,413)
Change in deferred expense/(benefit)	(3,236)	1,856	(1,380)
Total tax expense	$24,671	$8,807	$33,478

	For the Year Ended December 31, 2023
	Federal	State	Total
Current expense	$26,516	$6,035	$32,551
Tax credits/true-up	(7,742)	—	(7,742)
Change in deferred expense/(benefit)	(4,151)	901	(3,250)
Total tax expense	$14,623	$6,936	$21,559

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

A reconciliation of the statutory income tax provisions to the effective income tax provisions for the years indicated is as follows:

	For the Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$224,010	21.0%	$196,102	21.0%	$183,111	21.0%
State and local income taxes, net of federal income tax effect (1)	8,538	0.8%	8,116	0.9%	6,451	0.8%
Tax credits
Solar tax credit	(9,210)	(0.9)%	(9,285)	(1.0)%	(7,554)	(0.9)%
Nontaxable or nondeductible items
Non-taxable REIT income	(183,656)	(17.2)%	(161,989)	(17.3)%	(161,316)	(18.5)%
Other	1,994	0.2%	663	—%	1,055	0.1%
Changes in unrecognized tax benefits	(117)	—%	(129)	—%	(188)	—%

Effective tax rate	$41,559	3.9%	$33,478	3.6%	$21,559	2.5%

(1) In 2025, state and local income taxes in Texas, New Hampshire, and Tennessee comprise the majority of this category. In 2024, state and local income taxes in Texas, New Hampshire, Tennessee, and California comprise the majority of this category. In 2023, state and local income taxes in Texas, California, Tennessee, Illinois, and Pennsylvania comprise the majority of this category.
A disaggregation of categories of income taxes paid by jurisdiction for the years indicated is as follows:

	For the Year Ended December 31,
	2025	2024	2023
Income taxes paid
U.S. federal	$29,599	$26,595	$17,161
U.S. state and local
New Hampshire	*	1,708	*
Texas	1,845	*	1,373
Other	3,843	5,469	4,219
Total state and local	5,688	7,177	5,592
Total income taxes paid (federal and state)	$35,287	$33,772	$22,753

*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

The major sources of temporary differences stated at their deferred tax effects are as follows:

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Fixed assets	$(43,719)	$(34,846)
Operating and Finance lease right-of-use assets	(5,351)	(6,495)
Other	(11,091)	(13,903)
State deferred taxes	(7,540)	(7,304)
Total deferred tax liabilities	(67,701)	(62,548)

Deferred tax assets:
Captive insurance subsidiary	2,542	2,119
Accrued liabilities	3,560	3,196
Stock compensation	5,607	4,787
Operating and Finance lease liabilities	8,033	9,249
Other	1,566	1,539
State deferred taxes	712	643
Total deferred tax assets	22,020	21,533

Net deferred income tax liabilities	$(45,681)	$(41,015)
The state income tax net operating losses expire between 2026 and 2045. The tax years 2021 through 2024 remain open related to the state returns, and 2022 through 2024 for the federal returns.
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

For all years presented, substantially all of the Company’s real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

EXTRA SPACE STORAGE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts in thousands, except store and share data, unless otherwise stated

	Year Ended December 31,
	2025	2024	2023
Revenues
Self-Storage Operations	$2,895,190	$2,803,252	$2,222,578
Tenant Reinsurance	352,876	332,795	235,680
Total segment revenues	$3,248,066	$3,136,047	$2,458,258

Operating expenses
Self-Storage Operations:
Payroll and benefits	$183,068	$170,529	$127,300
Marketing	70,225	64,146	44,117
Office expense	144,159	123,604	97,621
Property operating expense	78,167	74,498	57,376
Repairs and maintenance	61,212	55,097	38,750
Property taxes	327,015	292,413	212,360
Insurance	36,888	32,892	25,466
Other segment items (1)	17,414	18,387	9,046
Total self-storage operations expenses	918,148	831,566	612,036

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (2)	$68,873	$73,886	$58,874

Total segment operating expenses	$987,021	$905,452	$670,910

Net operating income
Self-Storage Operations	$1,977,042	$1,971,686	$1,610,542
Tenant Reinsurance	284,003	258,909	176,806
Total segment net operating income:	$2,261,045	$2,230,595	$1,787,348

Other components of net income:
Management fees and other income	129,476	120,855	101,986
Life Storage Merger transition costs	—	—	(66,732)
General and administrative expense	(186,343)	(167,398)	(146,408)
Depreciation and amortization expense	(715,177)	(783,023)	(506,053)
Loss on real estate assets held for sale and sold, net	(76,310)	(25,906)	—
Impairment of Life Storage trade name	—	(51,763)	—
Interest expense	(587,613)	(551,354)	(419,035)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(47,519)	(43,720)	(18,786)
Interest income	163,202	124,422	84,857
Equity in earnings and dividend income from unconsolidated real estate entities	68,815	67,272	54,835
Equity in earnings of unconsolidated real estate ventures - gain on sale of real estate assets and sale of a joint venture interest	54,521	13,730	—
Income tax expense	(41,559)	(33,478)	(21,559)
Net income	$1,022,538	$900,232	$850,453

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
18.     COMMITMENTS AND CONTINGENCIES
As of December 31, 2025, the Company was under agreement to acquire one store at a total purchase price of $12,500, which is scheduled to close in 2026.
As of December 31, 2025, the Company was under agreement to originate $57,700 in bridge loans in 2026.
As of December 31, 2025, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it. In the opinion of management, such litigation, claims and complaints are not expected to have a material adverse effect on the Company’s financial condition or results of operations.
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

Extra Space Storage Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in thousands)
As of December 31, 2025

				Building and Improvements Initial Cost	Adjustments and Costs to Land and Building Subsequent to Acquisition	Gross carrying amount at December 31, 2025
Self - Storage Facilities by State:	Store Count		Land Initial Cost				Building and Improvements		Accumulated Depreciation
		Debt				Land		Total
AL	35	$5,686	$49,404	$364,787	$21,538	$49,403	$386,326	$435,729	$38,378
AZ	52	20,506	150,075	601,223	37,480	150,076	638,702	788,778	76,694
CA	227	205,367	932,767	2,363,155	339,601	932,956	2,702,566	3,635,522	577,857
CO	27	8,368	49,985	192,497	14,351	46,522	210,311	256,833	45,319
CT	23	5,958	43,453	373,628	12,826	43,452	386,454	429,906	38,945
FL	256	196,258	701,892	2,987,251	205,160	708,713	3,185,593	3,894,306	404,484
GA	122	78,639	307,374	1,207,454	70,428	307,362	1,277,894	1,585,256	193,079
HI	16	—	41,490	188,814	24,880	41,490	213,694	255,184	54,052
ID	2	—	4,047	25,235	91	4,047	25,326	29,373	2,126
IL	107	32,757	215,263	1,117,332	72,935	214,168	1,191,362	1,405,530	145,063
IN	94	—	65,970	516,923	27,170	65,967	544,096	610,063	62,698
KS	1	—	366	1,897	1,397	366	3,294	3,660	1,780
KY	14	17,017	9,279	81,110	22,736	10,051	103,074	113,125	27,330
LA	10	—	16,673	126,604	8,387	16,674	134,990	151,664	16,020
MA	67	26,915	123,404	559,035	82,254	121,750	642,943	764,693	158,553
MD	45	60,576	164,488	470,789	59,244	163,897	530,624	694,521	139,937
ME	5	—	2,352	86,339	1,612	2,352	87,951	90,303	5,520
MI	11	—	13,162	89,881	8,519	13,162	98,400	111,562	18,422
MN	7	—	9,696	74,960	7,966	9,696	82,926	92,622	14,299
MO	29	—	33,810	357,853	20,034	33,768	377,928	411,696	34,667
MS	5	—	5,859	59,032	2,851	5,859	61,883	67,742	8,767
NC	55	—	97,951	574,882	26,659	97,948	601,544	699,492	63,957
NH	17	—	50,952	195,719	6,055	51,015	201,711	252,726	15,684
NJ	92	46,814	311,946	1,097,185	108,211	318,416	1,198,926	1,517,342	276,650
NM	12	16,476	32,248	72,560	9,656	32,247	82,216	114,463	22,078
NV	41	33,802	122,413	551,035	21,308	122,588	572,168	694,756	49,310
NY	83	65,370	371,354	1,278,654	97,905	372,098	1,375,815	1,747,913	177,661
OH	49	7,381	71,111	382,039	35,445	71,109	417,485	488,594	47,457
OK	4	—	3,917	28,534	862	3,917	29,396	33,313	1,977
OR	8	14,494	15,066	68,044	3,392	15,066	71,436	86,502	18,063
PA	33	10,136	59,772	386,989	44,058	59,098	431,721	490,819	69,481
RI	6	3,457	6,132	55,033	2,948	6,131	57,982	64,113	7,610
SC	47	31,385	66,819	390,415	20,776	66,822	411,188	478,010	63,400
TN	33	30,338	58,056	280,263	19,942	58,056	300,204	358,260	52,492
TX	267	72,642	575,605	2,749,661	166,821	576,024	2,916,063	3,492,087	352,045
UT	23	35,850	38,633	125,416	11,638	38,632	137,055	175,687	18,599
VA	74	45,277	199,809	852,459	69,950	199,809	922,410	1,122,219	177,424
WA	16	4,579	68,560	188,949	18,456	68,562	207,403	275,965	29,880
WI	2	—	2,192	31,270	1,730	2,192	33,000	35,192	1,613
DC	1	6,850	14,394	18,172	947	14,394	19,119	33,513	4,957
Other corporate assets		—	—	3,768	352,391	—	356,159	356,159	113,205
Intangible tenant relationships and lease rights		—	—	372,440	—	—	372,440	372,440	333,687
Construction in Progress/Undeveloped Land		—	19,443	4,661	103,575	19,864	107,784	127,648	1,191
Right of use asset - finance lease		—	—	—	141,194	—	141,194	141,194	19,714
Totals (1)	2,018	$1,082,898	$5,127,182	$21,553,947	$2,305,379	$5,135,719	$23,850,756	$28,986,475	$3,982,125
(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.

Extra Space Storage Inc. Schedule III (continued)

Activity in real estate facilities during the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Operating facilities
Balance at beginning of year	$27,825,470	$27,061,533	$12,084,025
Acquisitions	1,062,674	590,044	14,715,285
Improvements	339,730	200,333	175,932
Transfers from construction in progress	144,093	148,702	87,485
Dispositions and other	(488,581)	(175,142)	(1,194)
Balance at end of year	$28,883,386	$27,825,470	$27,061,533
Accumulated depreciation:
Balance at beginning of year	$3,339,136	$2,624,405	$2,138,395
Depreciation expense	642,989	714,731	486,010
Dispositions and other	—	—	—
Balance at end of year	$3,982,125	$3,339,136	$2,624,405
Real estate under development/redevelopment:
Balance at beginning of year	$101,293	$118,745	$52,348
Current development	145,889	131,249	153,920
Transfers to operating facilities	(144,093)	(148,701)	(87,523)
Dispositions and other	—	—	—
Balance at end of year	$103,089	$101,293	$118,745
Net non-lease real estate assets (1)	$25,004,350	$24,587,627	$24,555,873
(1) No right-of-use assets related to operating leases are included in the ending net real estate assets information above.
As of December 31, 2025, the aggregate cost of real estate for U.S. federal income tax purposes was $19,707,569.

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
(ii)Internal Control over Financial Reporting

1.Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm, Ernst & Young LLP, has issued the following attestation report over our internal control over financial reporting.

(b)Attestation Report of the Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Extra Space Storage Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Extra Space Storage Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extra Space Storage Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

February 20, 2026

(c)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
During the three months ended December 31, 2025, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement,” except as follows:

On December 12, 2025, Joseph D. Margolis, our Chief Executive Officer and Director, modified his trading plan adopted pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”). The 10b5-1 Plan was adopted on February 28, 2025, and up to 30,000 shares of our common stock, par value $0.01 per share (“Common Stock”), could have been sold pursuant to the 10b5-1 Plan. Prior to the modification of the 10b5-1 Plan, a total of 15,000 shares of Common Stock were sold thereunder. The modification of the 10b5-1 Plan now allows for the sale of up to 7,500 shares of Common Stock from March 13, 2026 through March 17, 2026 subject to a limit price of $140.00 per share.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated by reference to the information set forth under the captions “Executive Officers” and “Information About the Board of Directors and its Committees” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.
We have adopted a Code of Business Conduct and Ethics in compliance with rules of the SEC that applies to all of our personnel, including our board of directors, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Business Conduct and Ethics is available free of charge on the “Investor Relations—Governance” section of our web site at www.extraspace.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our web site at the address and location specified above.
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
We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing requirements, as applicable. A copy of our Insider Trading Compliance Program is incorporated by reference as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.
Item 11.     Executive Compensation
Information with respect to executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Security Ownership of Directors and Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions is incorporated by reference to the information set forth under the captions “Information about the Board of Directors and its Committees” and “Review and Approval of Related Party Transactions” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.
Item 14.     Principal Accounting Fees and Services
Information with respect to principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of the Engagement of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for 2026” in our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)Documents filed as part of this report:
(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.
(3) The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2
4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Sixth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.4
4.10	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.11	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.12	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.13	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.14	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.15	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
4.16	Thirteenth Supplemental Indenture, dated as of August 12, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 12, 2024	4.2
4.17	Fourteenth Supplemental Indenture, dated as of March 19, 2025, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 19, 2025	4.2
4.18	Fifteenth Supplemental Indenture, dated as of August 8, 2025, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 8, 2025	4.2
4.19	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1
4.20	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
10.1	Joint Venture Agreement, dated June 1, 2004, by and between Extra Space Storage LLC and Prudential Financial, Inc.	S-11/A	July 26, 2004	10.14
10.2	Registration Rights Agreement, dated June 20, 2005, among Extra Space Storage Inc. and the investors named therein.	8-K	June 24, 2005	10.2
10.3	Membership Interest Purchase Agreement, dated as of April 13, 2012, between Extra Space Properties Sixty Three LLC and PRISA III Co-Investment LLC.	8-K	April 16, 2012	10.1
10.4*	Extra Space Storage Inc. Executive Change in Control Plan.	8-K	August 31, 2010	10.1
10.5*	Amended and Restated 2015 Incentive Award Plan	DEFA14A	April 1, 2025	Appendix B
10.6*	Form of 2015 Incentive Award Plan Performance Stock Award Agreement	10-K	February 26, 2020	10.13
10.7*	2004 Long-Term Compensation Incentive Plan as amended and restated effective March 25, 2008	DEFA14A	April 14, 2008	Definitive Proxy Statement
10.8*	Form of 2004 Long Term Incentive Compensation Plan Option Award Agreement for Employees with employment agreements.	10-K	February 26, 2010	10.11
10.9*	2004 Long Term Incentive Compensation Plan Restricted Stock Award Agreement.	10-Q	November 7, 2007	10.2
10.10	Policy for the Recovery of Erroneously Awarded Compensation	10-K	February 29, 2024	10.14
10.11	Fourth Amended and Restated Credit Agreement, dated as of August 21, 2025, by and among Extra Space Storage Inc., Extra Space Storage LP, U.S. Bank National Association, as administrative agent, certain other financial institutions acting as syndication agents, documentation agents and lead arrangers and book runners, and certain lenders party thereto.	8-K	August 26, 2025	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.12	Equity Distribution Agreement, dated as of April 15, 2024, among the Company, the Operating Partnership, the Sales Agents and the Forward Purchasers (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed by Extra Space Storage Inc. on April 15, 2024).	8-K	April 15, 2024	1.1
19.1	Insider Trading Compliance Policy and Procedures	10-K	February 28, 2025	19.1
21.1	Subsidiaries of the Company				X
22.1	Issuer and Guarantors of Guaranteed Securities				X
23.1	Consent of Ernst & Young LLP				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial information from Registrant’s Annual Report on Form 10-K for the period ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.
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

EXTRA SPACE STORAGE INC.
Date: February 20, 2026	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2026	By:	/s/ JOSEPH D. MARGOLIS
Joseph D. Margolis Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2026	By:	/s/ JEFF NORMAN
Jeff Norman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 20, 2026	By:	/s/ GRACE KUNDE
Grace Kunde Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 20, 2026	By:	/s/ KENNETH M. WOOLLEY
Kenneth M. Woolley Chairman of the Board

Date: February 20, 2026	By:	/s/ MARK BARBERIO
Mark Barberio Director

Date: February 20, 2026	By:	/s/ JOSEPH J. BONNER
Joseph J. Bonner Director

Date: February 20, 2026	By:	/s/ GARY CRITTENDEN
Gary Crittenden Director

Date: February 20, 2026	By:	/s/ SUSAN HARNETT
Susan Harnett Director

Date: February 20, 2026	By:	/s/ SPENCER F. KIRK
Spencer F. Kirk Director

Date: February 20, 2026	By:	/s/ DIANE OLMSTEAD
Diane Olmstead Director

Date: February 20, 2026	By:	/s/ JULIA VANDER PLOEG
Julia Vander Ploeg Director

Date: February 20, 2026	By:	/s/ JOSEPH V. SAFFIRE
Joseph V. Saffire Director