Form 10-Q
period 2026-03-31
Extra Space Storage Inc.
filed 2026-05-01
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 24, 2026, was 211,260,936.

Table of Contents
EXTRA SPACE STORAGE INC.

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, intentions relating to acquisitions and developments, and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “estimates,” “expects,” “may,” “will,” “should,” “anticipates,” or “intends,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Real estate assets, net	$24,926,765	$25,004,350
Real estate assets - operating lease right-of-use assets	737,606	732,176
Investments in unconsolidated real estate entities	1,069,602	1,066,783
Investments in debt securities and notes receivable	1,758,534	1,806,526
Cash and cash equivalents	138,986	138,920
Other assets, net	467,877	515,291
Total assets	$29,099,370	$29,264,046
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,076,443	$1,079,565
Unsecured term loans, net	1,495,012	1,494,659
Unsecured senior notes, net	9,446,570	9,432,427
Revolving lines of credit and commercial paper	1,152,500	1,224,000
Operating lease liabilities	769,688	761,106
Cash distributions in unconsolidated real estate ventures	74,288	73,701
Accounts payable and accrued expenses	374,814	357,583
Other liabilities	497,553	516,969
Total liabilities	14,886,868	14,940,010
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,197,111 and 211,155,322 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,112	2,112
Additional paid-in capital	14,882,445	14,880,646
Accumulated other comprehensive income (loss)	314	(420)
Accumulated deficit	(1,552,391)	(1,449,172)
Total Extra Space Storage Inc. stockholders’ equity	13,332,480	13,433,166
Noncontrolling interest represented by Preferred Operating Partnership units	47,827	53,827
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	832,195	837,043
Total noncontrolling interests and equity	14,212,502	14,324,036
Total liabilities, noncontrolling interests and equity	$29,099,370	$29,264,046
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Property rental	$733,213	$704,380
Tenant reinsurance	89,119	84,712
Management fees and other income	33,695	30,905
Total revenues	856,027	819,997
Expenses:
Property operations	238,303	223,582
Tenant reinsurance	17,867	17,116
General and administrative	46,509	45,974
Depreciation and amortization	185,795	180,356
Total expenses	488,474	467,028
Gain on real estate assets held for sale and sold, net	—	35,761
Income from operations	367,553	388,730
Interest expense	(147,299)	(142,399)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,555)	(11,313)
Interest income	39,543	38,967
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	247,242	273,985
Equity in earnings and dividend income from unconsolidated real estate entities	15,760	19,931
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	207	—
Income tax expense	(10,789)	(8,991)
Net income	252,420	284,925
Net income allocated to Preferred Operating Partnership noncontrolling interests	(673)	(724)
Net income allocated to Operating Partnership and other noncontrolling interests	(10,770)	(13,326)
Net income attributable to common stockholders	$240,977	$270,875
Earnings per common share
Basic	$1.14	$1.28
Diluted	$1.14	$1.28
Weighted average number of shares
Basic	210,896,947	211,850,618
Diluted	220,322,872	212,052,742
Cash dividends paid per common share	$1.62	$1.62
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$252,420	$284,925
Other comprehensive income:
Change in fair value of interest rate swaps	764	(6,937)
Total comprehensive income	253,184	277,988
Less: comprehensive income attributable to noncontrolling interests	11,473	13,715
Comprehensive income attributable to common stockholders	$241,711	$264,273
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	74,513	—	400	—	—	400
Redemption of Operating Partnership units for stock	(22,265)	(1,085)	—	155,330	2	23,348	—	—	—
Issuance of Operating Partnership units in conjunction with acquisitions	—	5,878	—	—	—	—	—	—	5,878
Purchase of remaining equity interest in existing consolidated joint venture	—	—	—	—	—	(4,568)	—	—	(4,568)
Noncontrolling interest in consolidated joint ventures	—	—	(275)	—	—	—	—	—	(275)
Net income (loss)	723	13,335	(8)	—	—	—	—	270,875	284,925
Other comprehensive loss	—	(335)	—	—	—	—	(6,602)	—	(6,937)
Distributions to Operating Partnership units and other noncontrolling interests	(723)	(15,339)	(17)	—	—	—	—	—	(16,079)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(344,203)	(344,203)
Balances at March 31, 2025	$53,827	$826,352	$11,537	212,225,353	$2,122	$14,851,126	$6,204	$(972,665)	$14,778,503

Balances at December 31, 2025	$53,827	$822,869	$14,174	211,155,322	$2,112	$14,880,646	$(420)	$(1,449,172)	$14,324,036
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	52,898	—	2,375	—	—	2,375
Redemption of Operating Partnership units for cash	(6,000)	(1,080)	—	—	—	(576)	—	—	(7,656)
Repurchase of common stock	—	—	—	(11,109)	—	—	—	(1,443)	(1,443)
Noncontrolling interest in consolidated joint ventures	—	—	763	—	—	—	—	—	763
Net income	673	10,740	30	—	—	—	—	240,977	252,420
Other comprehensive income	—	30	—	—	—	—	734	—	764
Distributions to Operating Partnership units and other noncontrolling interests	(673)	(15,263)	(68)	—	—	—	—	—	(16,004)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(342,753)	(342,753)
Balances at March 31, 2026	$47,827	$817,296	$14,899	211,197,111	$2,112	$14,882,445	$314	$(1,552,391)	$14,212,502
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$252,420	$284,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,795	180,356
Amortization of deferred financing costs	3,228	2,790
Non-cash lease expense	3,152	3,295
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	12,555	11,313
Compensation expense related to share-based awards	7,606	7,167
Accrual of interest income added to principal of debt securities and notes receivable	(7,710)	(8,273)
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	(207)	—
Gain on real estate assets held for sale and sold, net	—	(35,761)
Distributions in excess of earnings from unconsolidated real estate ventures	3,332	9,192
Changes in operating assets and liabilities:
Other assets	38,187	6,923
Accounts payable and accrued expenses	9,989	4,998
Other liabilities	(18,492)	14,479
Net cash provided by operating activities	489,855	481,404
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(74,469)	(208,624)
Development and redevelopment of real estate assets	(26,419)	(35,237)
Proceeds from sale of real estate assets	6,103	124,730
Investment in unconsolidated real estate entities	(5,563)	(102,397)
Issuance of notes receivable	(14,590)	(182,079)
Payments received on notes receivable	40,957	39,963
Proceeds from sale of notes receivable	29,335	25,875
Purchase of equipment and fixtures	(2,855)	(4,269)
Net cash used in investing activities	(47,501)	(342,038)
Cash flows from financing activities:
Proceeds from secured and unsecured term loans, senior notes, revolving lines of credit and commercial paper	4,173,770	3,979,431
Principal payments on secured and unsecured term loans, senior notes, revolving lines of credit and commercial paper	(4,248,783)	(4,615,810)
Proceeds from issuance of public bonds, net	—	850,000
Deferred financing costs	(48)	(13,528)
Repurchase of common stock	(1,443)	—
Redemption of Operating Partnership units for cash	(1,656)	—
Redemption of Preferred OP units for cash	(6,000)	—
Dividends paid on common stock	(342,753)	(344,203)
Distributions to noncontrolling interests, net of contributions	(15,216)	(15,511)
Net cash used in financing activities	$(442,129)	(159,621)
Net change in cash, cash equivalents, and restricted cash	225	(20,255)
Cash, cash equivalents, and restricted cash, beginning of the period	$143,180	$143,303
Cash, cash equivalents, and restricted cash, end of the period	$143,405	$123,048

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$138,920	$138,222
Restricted cash included in other assets	4,260	5,081
	$143,180	$143,303
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$138,986	$119,559
Restricted cash included in other assets	4,419	3,489
	$143,405	$123,048
Supplemental schedule of cash flow information
Interest paid	$161,182	$116,751
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	(22,265)
Common stock and paid-in capital	—	$22,265
Remeasurement of lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$10,525	$—
Operating lease liabilities	(10,525)	—
Real estate assets, net	$(4,586)	$—
Other liabilities	$4,586	$—
Acquisitions of real estate assets
Real estate assets, net	$—	$111,984
Value of OP units issued	—	(5,878)
Value of investment in consolidated real estate ventures	—	(105,471)
Net debt assumed	—	(635)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$7,242	$7,978
Accounts payable and accrued expenses	(7,242)	(7,978)
See notes to unaudited condensed consolidated financial statements.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Amounts in thousands, except store and share data, unless otherwise stated

1.    ORGANIZATION
Extra Space Storage Inc. (the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation on April 30, 2004, to own, operate, manage, acquire, develop and redevelop self-storage properties (“stores”) and provide lending to owners of stores located throughout the United States. The Company was formed to continue the business of Extra Space Storage LLC and its subsidiaries, which had engaged in the self-storage business since 1977. The Company’s interest in its stores is held through its operating partnership, Extra Space Storage LP (the “Operating Partnership”), which was formed on May 5, 2004. The Company’s primary assets are general partner and limited partner interests in the Operating Partnership, which meets the definition of a variable interest entity and is consolidated. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At March 31, 2026, the Company had direct and indirect equity interests in 2,428 stores. In addition, the Company managed 1,916 stores for third parties, bringing the total number of stores which it owns and/or manages to 4,344. These stores are located in 42 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to certain third-party self-storage owners for whom it manages properties.
2.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03 – “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027; therefore, compliance with this ASU will be required beginning with the Company’s annual report on Form 10-K for the year ending December 31, 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. Although the adoption is not expected to have a significant impact on the Company's financial statements, it is expected to result in incremental disclosures within the notes to the financial statements.
3.    FAIR VALUE DISCLOSURES
Derivative Financial Instruments
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
The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In conjunction with the fair value measurement guidance by the Financial Accounting Standards Board (the “FASB”), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$2,712	$—
Other liabilities - Cash flow hedge swap agreements	$—	$1,183	$—
The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2026 or December 31, 2025.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to their estimated fair value, supported by current third-party appraisal or broker market data (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
period are presented as part of normal operations. As of March 31, 2026, the Company had four stores classified as held for sale, which are included in real estate assets, net. Refer to note 4 for additional details on disposition and held for sale activity.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, investments in debt securities and notes receivable, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and commercial paper and other liabilities reflected in the condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States and the Cayman Islands, primarily relating to operating cash reserve for the Company’s captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy). The discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Common Operating Partnership unit holder	$50,430	$50,000	$51,122	$50,000
Fixed rate notes receivable	66,653	66,735	62,307	62,207
Fixed rate debt	10,821,993	10,977,859	10,967,415	10,966,511
4.    ACQUISITIONS AND DISPOSITIONS
The following table shows the Company’s acquisitions of stores for the three months ended March 31, 2026 and 2025. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

Period	Number of Stores	Cash Paid	Loans Assumed	Bridge Loan Payoff	Fair Value Adjustment of Debt Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Total Real Estate Assets
Q1 2026	1	$12,360	$—	$—	$—	$—	$148	$—	$12,508
Q1 2025	17	$117,075	$—	$18,950	$—	$105,471	$847	$5,878	$248,221

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Disposition and Held for Sale Activity
The following table presents the Company’s disposition and held for sale activity for the periods indicated:

	Carrying Value of Assets Held for Sale	(Gain) / Loss Recognized	Number of Stores
2026 Activity
Q1 2026 beginning balance	$27,140	$—	5
Additions	—	—	—
Disposals	(6,421)	—	(1)
Q1 2026 ending balance	$20,719	$—	4

2025 Activity
Q1 2025 beginning balance	$103,756	$—	13
Additions	8,019	3,759	3
Disposals	(83,537)	(39,520)	(11)
Q1 2025 ending balance	$28,238	$(35,761)	5
The net gain for the three months ended March 31, 2025 is shown on the Company’s condensed consolidated statements of operations as gain on real estate assets held for sale and sold, net. Assets held for sale are included in real estate assets, net, as well as in the self-storage operations segment of the Company’s segment information.
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	March 31, 2026	December 31, 2025
Land	$5,134,879	$5,135,719
Buildings, improvements and other intangibles	23,332,969	23,234,033
Right of use assets - finance lease	136,608	141,194
Intangible assets - tenant relationships	334,611	334,669
Intangible lease rights	37,779	37,771
	28,976,846	28,883,386
Less: accumulated depreciation and amortization	(4,156,137)	(3,982,125)
Net operating real estate assets	24,820,709	24,901,261
Real estate under development/redevelopment	106,056	103,089
Real estate assets, net	$24,926,765	$25,004,350

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	March 31, 2026	December 31, 2025
Goodwill	$170,811	$170,811
Receivables, net	115,380	142,120
Prepaid expenses and deposits	91,480	102,656
Equipment and fixtures, net	61,950	65,154
Deferred line of credit financing costs, net	14,490	15,335
Other intangible assets, net	6,635	11,593
Restricted cash	4,419	4,260
Fair value of interest rate swaps	2,712	3,362
	$467,877	$515,291
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
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator is also adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e. those that reduce earnings per common share) are included.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price for the period presented. The average share price for the three months ended March 31, 2026 and 2025 was $140.96 and $151.64, respectively.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	9,369,704
Series B Units	238,140	221,368
Series D Units	110,149	—
	348,289	9,591,072

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$240,977	$270,875
Earnings and dividends allocated to participating securities	(425)	(416)
Net income for basic computations	240,552	270,459
Income allocated to noncontrolling interest - Preferred OP Units and OP Units	10,739	220
Net income for diluted computations	$251,291	$270,679

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	210,896,947	211,850,618
Common OP Units	9,425,925	—
Series D Units	—	202,124
Average number of common shares outstanding - diluted	220,322,872	212,052,742
Earnings per common share
Basic	$1.14	$1.28
Diluted	$1.14	$1.28
8.    INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures represent the Company’s interest in preferred stock of Strategic Storage Trust VI, Inc. and Strategic Storage Growth Trust III, Inc. (collectively, “Strategic Storage”), affiliates of SmartStop Self Storage REIT, Inc., and the Company’s noncontrolling interest in real estate joint ventures. The Company accounts for its investments in Strategic Storage preferred stock, which do not have a readily determinable fair value, at the transaction price less impairment, if any. The Company accounts for its investments in joint ventures using the equity method of accounting. The Company initially records these investments at cost and subsequently adjusts for cash contributions, distributions and net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. Equity in earnings and dividend income from these investments is included in the equity in earnings and dividend income from unconsolidated real estate entities on the Company’s condensed consolidated statements of operations.
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
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	March 31,	December 31,
				2026	2025
PRISA Self Storage LLC	85	4%	4%	$8,716	$8,736
HF1 Sovran HHF Storage Holdings LLC	37	49%	49%-59%	300,789	301,794
Storage Portfolio II JV LLC	36	10%	30%	(10,835)	(10,588)
Storage Portfolio IV JV LLC	32	10%	30%	46,153	46,310
Storage Portfolio I LLC	24	34%	49%	(44,829)	(44,537)
HF2 Sovran HHF Storage Holdings II LLC	22	49%	49%-59%	112,330	112,551
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	24,417	24,580
HF6 191 V Life Storage Holdings LLC	17	20%	20%	9,178	9,525
VRS Self Storage, LLC	16	45%	54%	(18,623)	(18,576)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	17,853	18,082
Other unconsolidated real estate ventures	106	10%-50%	10%-50%	300,165	295,205
Strategic Storage Growth Trust III, Inc. Preferred Stock (2)	n/a	n/a	n/a	100,000	100,000
Strategic Storage Trust VI, Inc. Preferred Stock (3)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	408			$995,314	$993,082

Investments in unconsolidated real estate entities				$1,069,602	$1,066,783
Cash distributions in unconsolidated real estate ventures				(74,288)	(73,701)
Net Investments in and Cash distributions in unconsolidated real estate entities				$995,314	$993,082
(1)    Includes pro-rata equity ownership share and promoted interest.
(2)    On February 4, 2025, the Company invested $100,000 in shares of convertible preferred stock with a dividend rate of 8.85% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing, and are redeemable thereafter subject to a redemption premium.
(3)    In May 2023, the Company invested $150,000 in shares of convertible preferred stock with a dividend rate of 8.35% per annum, subject to increase after five years. The preferred shares are generally not redeemable for three years.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company’s investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP’s acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	March 31, 2026	December 31, 2025
Debt securities - preferred stock	$300,000	$300,000
Notes receivable - bridge loans	1,452,159	1,500,151
Dividends and interest receivable	6,375	6,375
	$1,758,534	$1,806,526
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
The Company offers bridge loan financing to certain third-party self-storage owners for whom it manages properties. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties that the Company manages, and mezzanine loans receivable, which are secured by equity interest pledges. As of March 31, 2026, 79% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the three months ended March 31, 2026, the Company sold a total principal amount of $29,335 of its mortgage bridge loans receivable to third parties for par, closed on $8,955 in initial loan draws, and recorded $6,400 of draws for interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. As of March 31, 2026, none of the notes receivable are in nonaccrual status, and any notes receivable where the monthly payments are delinquent are immaterial and less than 90 days past due, with one exception that is in forbearance. The allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	March 31, 2026	December 31, 2025
Secured notes payable (1)	$1,079,385	$1,082,899
Unsecured term loans	1,500,000	1,500,000
Unsecured senior notes	9,675,000	9,675,000
Total	12,254,385	12,257,899
Less: Discount on unsecured senior notes, net (2)	(176,032)	(187,742)
Less: Unamortized debt issuance costs	(60,328)	(63,506)
Total	$12,018,025	$12,006,651

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Company’s merger with Life Storage were recorded at fair value, resulting in a discount of $293,134 to be amortized over the term of the debt. Also includes net premium from bond offerings of $13,853 offset by discount from assumed debt of $15,018.

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at March 31, 2026:

2026	$1,314,124
2027	903,673
2028	1,882,692
2029	1,764,360
2030	1,690,634
2031	1,777,702
2032	600,000
2033	800,000
2034	600,000
2035	900,000
Thereafter	21,200
$12,254,385
The Company has established a commercial paper note program and may issue up to $1,000,000 of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company’s condensed consolidated balance sheets. At March 31, 2026, there were $850,000 in issuances outstanding under the commercial paper program with a weighted-average maturity of 13 days.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper for the periods indicated:

	As of March 31, 2026
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$17,500	$140,000	5.03%	7/1/2026	SOFR plus 1.35%
Unsecured credit line (2)	285,000	3,000,000	4.46%	8/21/2029	SOFR plus 0.775%
Commercial paper	850,000	1,000,000	4.07% (3)	Various
	$1,152,500	$4,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of March 31, 2026. Rate is subject to change based on the Company’s investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
The Company's unsecured debt is not secured by any assets of the Company and is subject to certain financial covenants. As of March 31, 2026, the Company was in compliance with all of its financial covenants.
As of March 31, 2026, the Company’s percentage of fixed-rate debt to total debt was 82.5%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.2% and 4.6%, respectively. The combined weighted average interest rate was 4.3%.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the next 12 months, the Company estimates that $1,126 will be reclassified as a decrease to interest expense. As of March 31, 2026, the Company held 7 active derivative financial instruments, which had a total current notional amount of $952,000.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	March 31, 2026	December 31, 2025
Other assets	$2,712	$3,362
Other liabilities	$1,183	$2,538

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended March 31,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended March 31,
Type	2026	2025		2026	2025
Swap Agreements	$2,083	$(3,467)	Interest expense	$1,320	$3,482
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
As of March 31, 2026, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2026, it could have been required to cash settle its obligations under these agreements at their termination value.
12.    STOCKHOLDERS’ EQUITY
On April 15, 2024, the Company filed its $800,000 “at the market” equity program with the SEC using a shelf registration statement on Form S-3, and entered into an equity distribution agreement with nine sales agents. No shares have been sold under the current “at the market” equity program.
On November 13, 2023, the Company’s board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2025, the Company repurchased 1,158,244 shares at an average price of $129.10 per share, paying a total of $149,525. During the three months ended March 31, 2026, the Company repurchased 11,109 shares at an average price of $129.80 per share, paying a total of $1,442. As of March 31, 2026, the Company had remaining authorization to repurchase shares with an aggregate value up to $349,033.

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
At March 31, 2026 and December 31, 2025, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company’s condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statements of Noncontrolling Interests and Equity as of the periods indicated are as follows:

	March 31, 2026	December 31, 2025
Series B Units	$33,567	$33,567
Series D Units	14,260	20,260
	$47,827	$53,827

Series A Participating Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of March 31, 2026 and December 31, 2025, there were no outstanding Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at March 31, 2026. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of March 31, 2026 and December 31, 2025, there were no outstanding Series C Units.

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
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $14,260, which represents 570,395 Series D Units outstanding at March 31, 2026. Holders of the Series D Units receive distributions at an annual rate between 4.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the three months ended March 31, 2026, 240,000 Series D Units were redeemed for $6,000 in cash.
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of March 31, 2026. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of March 31, 2026 and December 31, 2025, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a note receivable of $50,000 because a borrower under the note receivable is also a holder of OP Units. This note receivable originated in December 2024, bears interest at 10% per annum and matures on June 30, 2026.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company’s option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of March 31, 2026, the ten-day average closing price of the Company’s common stock was $131.31 and there were 9,421,211 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on March 31, 2026 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,237,099 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Three Months Ended March 31,
	2026	2025
OP Units redeemed for common stock	—	11,500
OP Units redeemed for cash	11,779	—
Cash paid for OP Units redeemed	$1,656	$—
OP Units issued in conjunction with acquisitions	—	37,886
Value of OP Units issued in conjunction with acquisitions	$—	$5,878
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in 12 consolidated joint ventures as of March 31, 2026. There are a total of 16 stores in these consolidated joint ventures, 12 of which are operating and four of which are under development. The voting interests of the partners are 25.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company has determined that one of the joint ventures at March 31, 2026 was a variable interest entity (“VIE”) in accordance with ASC 810, “Consolidation.” The Company has consolidated that joint venture as it was determined that the Company has the power to direct the activities of the joint venture and is the primary beneficiary of the joint venture.
15.    SEGMENT INFORMATION
The Company’s segment disclosures present the measure used by the chief operating decision maker (“CODM”) for purposes of assessing each segment’s performance. The Company’s CODM is its Executive Committee (“EC”), which uses net operating income (“NOI”) to assess the performance of the business for the Company’s reportable operating segments. The EC is comprised of the Chief Executive Officer, President, Chief Financial Officer, Chief Investment Officer, Chief Digital Officer, Chief Operations Officer, and Chief Legal Officer. The Company’s segments are comprised of two reportable segments: (1) self-storage operations and (2) tenant reinsurance. NOI for the Company’s self-storage operations represents total property revenue less direct property operating expenses. NOI for the Company’s tenant reinsurance segment represents tenant reinsurance revenue less tenant reinsurance expenses.
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
For all periods presented, substantially all of the Company’s real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended March 31,
	2026	2025
Revenues
Self-Storage Operations	$733,213	$704,380
Tenant Reinsurance	89,119	84,712
Total segment revenues	$822,332	$789,092

Operating expenses
Self-Storage Operations:
Payroll and benefits	$45,542	$43,746
Marketing	15,758	15,150
Office expense (1)	19,594	18,854
Property operating expense (1)	41,107	37,365
Repairs and maintenance	17,968	16,257
Property taxes	83,975	79,884
Insurance	9,714	8,432
Other segment items (2)	4,645	3,894
Total self-storage operations expenses	238,303	223,582

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (3)	$17,867	$17,116

Total segment operating expenses	$256,170	$240,698

Net operating income
Self-Storage Operations	$494,910	$480,798
Tenant Reinsurance	71,252	67,596
Total segment net operating income:	$566,162	$548,394

Other components of net income:
Management fees and other income	33,695	30,905
General and administrative expense	(46,509)	(45,974)
Depreciation and amortization expense	(185,795)	(180,356)
Gain on real estate assets held for sale and sold, net	—	35,761
Interest expense	(147,299)	(142,399)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,555)	(11,313)
Interest income	39,543	38,967
Equity in earnings and dividend income from unconsolidated real estate entities	15,760	19,931
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	207	—
Income tax expense	(10,789)	(8,991)
Net income	$252,420	$284,925

(1) Amounts related to lease expense have been reclassified from Office expense to Property operating expense for the three months ended March 31, 2025 for comparability.
(2) Other segment items for the Self-Storage Operations segment include miscellaneous items such as legal and professional fees, capital expenditures, taxes, and casualty losses.
(3) Tenant reinsurance expense and other segment items for the Tenant Reinsurance segment include claims expense, acquisition costs, claims service fees, and miscellaneous administrative items.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2026, the Company was under agreement to originate $70,710 in bridge loans in 2026 and $31,300 in 2027.
As of March 31, 2026, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY LANGUAGE
The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Form 10-K for the year ended December 31, 2025. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-Q entitled “Statement on Forward-Looking Information.”

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report and the audited financial statements contained in our Form 10-K for the year ended December 31, 2025 describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.
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

OVERVIEW
We are a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self-storage properties (“stores”) and provides lending to owners of stores located throughout the United States. We derive substantially all of our revenues from our two segments: self-storage operations and tenant reinsurance. Primary sources of revenue for our self-storage operations segment include rents received from tenants under leases at stores that are wholly-owned and in consolidated joint ventures. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. Consequently, management spends a significant portion of their time maximizing cash flows from our diverse portfolio of stores. Revenue from our tenant reinsurance segment consists of insurance revenues from the reinsurance of risks relating to the loss of goods stored by tenants in our stores.
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

PROPERTIES
As of March 31, 2026, we owned or had ownership interests in 2,428 operating stores. Of these stores, 2,008 are wholly-owned, 12 are in consolidated joint ventures, and 408 are in unconsolidated joint ventures. In addition, we managed an additional 1,916 stores for third parties bringing the total number of stores which we own and/or manage to 4,344. These stores are located in 42 states and Washington, D.C. The clustering of assets around population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.
As of March 31, 2026, approximately 2,480,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-store properties as of March 31, 2026, the average length of stay for tenants who had vacated was approximately 16.8 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings.

The following table presents additional information regarding our net rentable square feet and the number of stores by state:

	As of March 31, 2026
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	35	2,805,797	2	150,910	21	1,471,066	58	4,427,773
Arizona	52	4,081,893	26	2,108,018	73	5,815,386	151	12,005,297
Arkansas	—	—	—	—	5	545,702	5	545,702
California	227	18,705,968	42	3,204,048	160	14,842,646	429	36,752,662
Colorado	26	1,795,485	13	936,763	43	3,204,392	82	5,936,640
Connecticut	23	1,754,555	8	713,407	21	1,466,767	52	3,934,729
Delaware	—	—	1	76,633	7	530,050	8	606,683
Florida	257	19,978,272	41	3,252,066	261	20,294,959	559	43,525,297
Georgia	122	9,339,733	16	1,334,461	78	6,046,866	216	16,721,060
Hawaii	16	1,055,773	—	—	4	276,165	20	1,331,938
Idaho	2	131,954	—	—	6	756,747	8	888,701
Illinois	108	7,876,799	9	716,722	57	4,568,538	174	13,162,059
Indiana	94	4,183,507	1	57,567	32	2,485,526	127	6,726,600
Kansas	1	50,164	2	108,646	3	237,168	6	395,978
Kentucky	14	1,044,405	1	51,631	16	1,228,540	31	2,324,576
Louisiana	10	771,638	1	88,720	16	1,186,065	27	2,046,423
Maine	5	352,407	—	—	12	797,596	17	1,150,003
Maryland	45	3,619,335	8	628,411	61	4,722,655	114	8,970,401
Massachusetts	67	4,229,583	16	987,282	46	2,774,240	129	7,991,105
Michigan	11	843,388	4	308,912	18	1,402,138	33	2,554,438
Minnesota	7	586,955	8	644,929	11	832,849	26	2,064,733
Mississippi	5	419,059	—	—	7	599,873	12	1,018,932
Missouri	29	2,390,473	7	507,743	31	2,378,327	67	5,276,543
Nebraska	—	—	—	—	9	735,714	9	735,714
Nevada	42	3,579,713	10	918,096	22	1,914,666	74	6,412,475
New Hampshire	17	1,286,200	—	—	15	732,008	32	2,018,208
New Jersey	92	7,367,988	29	2,332,486	91	7,256,727	212	16,957,201
New Mexico	12	747,319	10	681,433	17	1,237,106	39	2,665,858
New York	83	6,031,087	23	1,962,134	97	6,692,603	203	14,685,824
North Carolina	55	4,057,478	5	396,181	68	5,416,239	128	9,869,898
Ohio	49	3,412,972	5	327,188	26	2,157,977	80	5,898,137
Oklahoma	4	269,815	—	—	44	3,113,161	48	3,382,976
Oregon	8	549,724	3	243,485	5	365,756	16	1,158,965
Pennsylvania	33	2,563,021	10	787,686	71	5,395,789	114	8,746,496
Rhode Island	6	348,197	1	95,844	6	484,906	13	928,947
South Carolina	47	3,438,833	1	94,802	51	4,492,202	99	8,025,837
Tennessee	33	2,659,190	16	1,091,586	31	2,198,734	80	5,949,510
Texas	267	21,594,473	66	5,094,030	237	19,219,566	570	45,908,069
Utah	23	1,591,374	3	193,964	49	3,884,240	75	5,669,578
Virginia	74	6,082,736	9	699,609	40	2,795,432	123	9,577,777
Washington	16	1,283,259	1	77,640	21	1,650,190	38	3,011,089
Washington, DC	1	100,373	1	104,197	7	605,886	9	810,456
Wisconsin	2	187,165	9	860,856	20	1,783,026	31	2,831,047
Totals	2,020	153,168,060	408	31,838,086	1,916	150,596,189	4,344	335,602,335

(1)    Includes 12 stores in consolidated joint ventures.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three months ended March 31, 2026 and 2025

Overview
Results for the three months ended March 31, 2026 included the operations of 2,428 stores (2,008 wholly-owned, 12 in consolidated joint ventures, and 408 in joint ventures accounted for using the equity method) compared to the results for the three months ended March 31, 2025, which included the operations of 2,424 stores (1,975 wholly-owned, ten in consolidated joint ventures, and 439 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below:

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues:
Property rental	$733,213	$704,380	$28,833	4.1%
Tenant reinsurance	89,119	84,712	4,407	5.2%
Management fees and other income	33,695	30,905	2,790	9.0%
Total revenues	$856,027	$819,997	$36,030	4.4%

Property rental—The increase in property rental revenues for the three months ended March 31, 2026 compared to the same period in the prior year was primarily the result of an increase of $22,679 associated with acquisitions completed in 2025 and acquisitions completed in the first three months of 2026. The increase in revenue resulting from these acquisitions was partially offset by a decrease in property rental revenue of $6,543 due to property dispositions over the same period. We acquired one wholly-owned store and disposed of one wholly-owned store during the three months ended March 31, 2026. We acquired 76 wholly-owned stores and disposed of 37 wholly-owned stores during the year ended December 31, 2025. In addition, property rental revenue increased by $11,372 due to improved operating results at our same-store properties.
Tenant reinsurance—The increase in tenant reinsurance revenue for the three months ended March 31, 2026 compared to the same period in the prior year was due primarily to an increase in the number of stores operated. We operated 4,344 stores at March 31, 2026 compared to 4,099 stores at March 31, 2025.
Management fees and other income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three months ended March 31, 2026 compared to the same period in the prior year was primarily due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same period last year. As of March 31, 2026, we managed 1,916 stores for third party owners, compared to 1,675 stores as of March 31, 2025. These increases are offset by a decrease in management fees attributable to stores in unconsolidated joint ventures, where the number of stores decreased from 439 to 408 over the same period.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Expenses:
Property operations	$238,303	$223,582	$14,721	6.6%
Tenant reinsurance	17,867	17,116	751	4.4%
General and administrative	46,509	45,974	535	1.2%
Depreciation and amortization	185,795	180,356	5,439	3.0%
Total expenses	$488,474	$467,028	$21,446	4.6%

Property operations—The increase in property operations expense during the three months ended March 31, 2026 compared to the same period in the prior year consists primarily of an increase of $9,457 related to acquisitions completed in 2025 and in the first three months of 2026. We acquired 76 wholly-owned stores in 2025 and one wholly-owned store during the three months ended March 31, 2026. Additionally, for the three months ended March 31, 2026, there was an increase of $5,243 in property operations expense at our same-store properties primarily due to an increase in repairs and maintenance, insurance, and property operating expenses.
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
Depreciation and amortization—We amortize to expense intangible assets-customer intangibles on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). Depreciation and amortization expense increased for the three months ended March 31, 2026 compared to the same period in the prior year primarily as a result of the acquisition of new stores. We acquired 76 wholly-owned stores in 2025 and one wholly-owned store during the three months ended March 31, 2026.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Gain on real estate assets held for sale and sold, net	$—	$35,761	$(35,761)	(100.0)%
Interest expense	(147,299)	(142,399)	(4,900)	3.4%
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,555)	(11,313)	(1,242)	11.0%
Interest income	39,543	38,967	576	1.5%
Equity in earnings and dividend income from unconsolidated real estate entities	15,760	19,931	(4,171)	(20.9)%
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	207	—	207	100.0%
Income tax expense	(10,789)	(8,991)	(1,798)	20.0%
Total other revenues & expenses, net	$(115,133)	$(68,044)	$(47,089)	69.2%

Gain on real estate assets held for sale and sold, net— During the three months ended March 31, 2026, we disposed of one previously held for sale store, resulting in no gain or loss. We disposed of 11 previously held for sale stores during the three months ended March 31, 2025, resulting in a gain of $39,520. This gain was partially offset by losses of $3,759 related to the sale of three land parcels and three properties listed for sale during the quarter where the estimated fair value, net of selling costs, was less than the net carrying value of the assets.

Interest expense—The increase in interest expense during the three months ended March 31, 2026 compared to the same period in the prior year was primarily the result of higher outstanding debt. As of March 31, 2026, we had approximately $13,406,885 in total face value of debt, compared to approximately $12,809,851 as of March 31, 2025.
Non-cash interest expense related to amortization of discount on unsecured senior notes, net—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of our merger with Life Storage and net premium from bond offerings, offset by the discount from assumed debt.
Interest income—Interest income represents interest earned on bridge loans, debt securities and on a note receivable from a Common Operating Partnership unit holder. The increase in interest income during the three months ended March 31, 2026 compared to the same period in the prior year was primarily the result of an increase in the amount of bridge loans outstanding. The balance of bridge loans outstanding was $1,452,159 as of March 31, 2026, compared to $1,369,089 as of March 31, 2025. The increase is also attributable to interest received on a $50,000 note receivable from a Common Operating Partnership unit holder. This note receivable originated in December 2024, bears interest at 10% per annum and matures on June 30, 2026.
Equity in earnings and dividend income from unconsolidated real estate entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The decrease for the three months ended March 31, 2026 is primarily due to the transfer and distribution of membership interests in the PR II EXR JV LLC joint venture in March 2025 and the acquisition of our partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures in April 2025. Also contributing to the decrease is the sale of our membership interests in both the Extra Space Northern Properties VI LLC and the Life Storage Spacemax LLC joint ventures, which occurred in October and July 2025, respectively. The number of stores in unconsolidated joint ventures in which we have ownership interests was 408 as of March 31, 2026, compared to 439 as of March 31, 2025. Dividend income represents dividends from our investments in preferred stock of Strategic Storage Trust VI, Inc. and Strategic Storage Growth Trust III, Inc.
Income tax expense—The increase in income tax expense for the three months ended March 31, 2026 compared to the same period in the prior year was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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

The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$240,977	$270,875

Adjustments:
Real estate depreciation	170,895	159,170
Amortization of intangibles	3,723	11,079
Gain on real estate assets held for sale and sold, net	—	(35,761)
Unconsolidated joint venture real estate depreciation and amortization	7,607	8,689
Unconsolidated joint venture gain on sale of a joint venture interest	(207)	—
Income allocated to Operating Partnership noncontrolling interests	11,443	14,050
Funds from operations attributable to common stockholders and unit holders	$434,438	$428,102

SAME-STORE RESULTS
Our same-store pool for the periods presented consists of 1,870 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including but not limited to occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended March 31,		Percent
	2026	2025	Change
Same-store rental revenues
Net rental income	$654,365	$642,993	1.8%
Other operating income	24,244	24,556	(1.3)%
Total same-store rental revenues	678,609	667,549	1.7%

Same-store operating expenses
Payroll and benefits	41,685	41,072	1.5%
Marketing	14,468	14,314	1.1%
Office expense	18,210	17,898	1.7%
Property operating expense	24,100	22,731	6.0%
Repairs and maintenance	16,714	15,494	7.9%
Property taxes	77,791	77,190	0.8%
Insurance	8,902	7,928	12.3%
Total same-store operating expenses	201,870	196,627	2.7%

Same-store net operating income	$476,739	$470,922	1.2%

Same-store square foot occupancy as of period end	93.0%	93.2%

Average same-store square foot occupancy	92.7%	93.1%

Properties included in same-store	1,870	1,870

The following table presents additional information for our same-store portfolio:

	For the Three Months Ended March 31,
Same-store portfolio	2026	2025
Average annual rent per occupied square foot, net of discounts and bad debt	$19.92	$19.55
New leases average annual rent per square foot	$12.35	$12.06
Average discounts as a percentage of rental revenues	1.8%	1.7%
The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Net Income	$252,420	$284,925
Adjusted to exclude:
Gain on real estate assets held for sale and sold, net	—	(35,761)
Equity in earnings and dividend income from unconsolidated real estate entities	(15,760)	(19,931)
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	(207)	—
Interest expense	147,299	142,399
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	12,555	11,313
Depreciation and amortization	185,795	180,356
Income tax expense	10,789	8,991
General and administrative	46,509	45,974
Management fees, other income and interest income	(73,238)	(69,872)
Net tenant insurance	(71,252)	(67,596)
Non same-store rental revenue	(54,604)	(36,831)
Non same-store operating expense	36,433	26,955
Total same-store net operating income	$476,739	$470,922

Same-store rental revenues	$678,609	$667,549
Same-store operating expenses	201,870	196,627
Same-store net operating income	$476,739	$470,922

CASH FLOWS

Cash flows from operating activities for the three months ended March 31, 2026 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$489,855	$481,404
Net cash used in investing activities	(47,501)	(342,038)
Net cash used in financing activities	(442,129)	(159,621)

Significant components of net cash flow included:
Net income	$252,420	$284,925
Depreciation and amortization	185,795	180,356
Acquisition and development of real estate assets	(100,888)	(243,861)
Issuance of notes receivable, net of sales and principal payments	55,702	(116,241)
Net proceeds (payments) from unsecured term loans, senior notes, revolving lines of credit and commercial paper	(75,013)	(636,379)
Dividends paid on common stock	(342,753)	(344,203)
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
We expect to generate positive cash flow from operations in 2026, and we consider projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds under our existing lines of credit, curtail planned capital expenditures, or seek other additional sources of financing.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2026, we had $138,986 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2026 and 2025, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
The following table presents information relating to our debt:

March 31, 2026
Total face value of debt	$13,406,885
Total enterprise value ratio	31.6%
Total fixed-rate debt and other instruments to total debt	82.5% (1)
Weighted average interest rate of total debt	4.3%

(1) $11,066,195 total fixed-rate debt including $952,000 on which we have interest rate swaps that have been included as fixed-rate debt.
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

Our commercial paper program provides us the ability to issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1,000,000, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 397 days. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our credit facility in an amount at least equal to the amount of commercial paper notes outstanding. At March 31, 2026, we had $850,000 in issuances outstanding under the commercial paper program.
We hold a BBB+/Stable rating from S&P and a Baa2/Stable rating from Moody’s Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of March 31, 2026, we had a total of 1,776 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $30,190,854 and our total asset value was calculated as $35,820,236 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at March 31, 2026.
Our liquidity needs consist primarily of operating expenses, monthly debt service payments, recurring capital expenditures, distributions to unit holders and dividends to stockholders necessary to maintain our REIT qualification. We evaluate, on an ongoing basis, the merits of strategic acquisitions and other relationships, which may require us to raise additional funds. We may also use Operating Partnership units as currency to fund acquisitions from self-storage owners. In addition, we may from time to time seek to repurchase our outstanding debt, shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800,000. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of March 31, 2026, no shares have been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.

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
As of March 31, 2026, we had approximately $13.4 billion in total face value of debt, of which approximately $2.3 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $23.4 million annually.
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

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchases made pursuant to our share repurchase program for the three months ended March 31, 2026:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
January 1 - 31, 2026	11,109	$129.80	11,109	$349.0
February 1 - 28, 2026	—	$—	—	$349.0
March 1 - 31, 2026	—	$—	—	$349.0
Total	11,109	$129.80	11,109

(1) In November 2023, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million of common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of March 31, 2026, we had remaining authorization to repurchase shares with an aggregate value up to $349.0 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statements of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: May 1, 2026	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	/s/ Jeff Norman
Jeff Norman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)