Form 10-Q
period 2026-06-30
Extra Space Storage Inc.
filed 2026-07-31
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 24, 2026, was 211,269,558.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Real estate assets, net	$24,938,444	$25,004,350
Real estate assets - operating lease right-of-use assets	732,490	732,176
Investments in unconsolidated real estate entities	1,065,012	1,066,783
Investments in debt securities and notes receivable	1,751,653	1,806,526
Cash and cash equivalents	695,171	138,920
Other assets, net	477,723	515,291
Total assets	$29,660,493	$29,264,046
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,073,327	$1,079,565
Unsecured term loans, net	1,495,365	1,494,659
Unsecured senior notes, net	9,460,928	9,432,427
Revolving lines of credit and commercial paper	1,617,000	1,224,000
Operating lease liabilities	767,584	761,106
Cash distributions in unconsolidated real estate ventures	75,185	73,701
Accounts payable and accrued expenses	445,144	357,583
Other liabilities	548,626	516,969
Total liabilities	15,483,159	14,940,010
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 211,273,076 and 211,155,322 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,113	2,112
Additional paid-in capital	14,886,836	14,880,646
Accumulated other comprehensive loss	(181)	(420)
Accumulated deficit	(1,630,873)	(1,449,172)
Total Extra Space Storage Inc. stockholders’ equity	13,257,895	13,433,166
Noncontrolling interest represented by Preferred Operating Partnership units	47,827	53,827
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	871,612	837,043
Total noncontrolling interests and equity	14,177,334	14,324,036
Total liabilities, noncontrolling interests and equity	$29,660,493	$29,264,046
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Property rental	$746,164	$721,004	$1,479,377	$1,425,384
Tenant reinsurance	93,084	88,572	182,203	173,284
Management fees and other income	34,904	32,042	68,599	62,947
Total revenues	874,152	841,618	1,730,179	1,661,615
Expenses:
Property operations	231,718	227,621	470,021	451,203
Tenant reinsurance	17,325	16,945	35,192	34,061
General and administrative	47,315	44,952	93,824	90,926
Depreciation and amortization	185,610	177,266	371,405	357,622
Total expenses	481,968	466,784	970,442	933,812
Gain (loss) on real estate assets held for sale and sold, net	—	(864)	—	34,897
Income from operations	392,184	373,970	759,737	762,700
Interest expense	(146,720)	(146,128)	(294,019)	(288,527)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,735)	(11,770)	(25,290)	(23,083)
Interest income	38,777	41,998	78,320	80,965
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	271,506	258,070	518,748	532,055
Equity in earnings and dividend income from unconsolidated real estate entities	15,802	16,284	31,562	36,215
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	640	—	847	—
Income tax expense	(12,069)	(11,638)	(22,858)	(20,629)
Net income	275,879	262,716	528,299	547,641
Net income allocated to Preferred Operating Partnership noncontrolling interests	(674)	(723)	(1,347)	(1,447)
Net income allocated to Operating Partnership and other noncontrolling interests	(11,734)	(12,262)	(22,504)	(25,588)
Net income attributable to common stockholders	$263,471	$249,731	$504,448	$520,606
Earnings per common share
Basic	$1.25	$1.18	$2.39	$2.45
Diluted	$1.25	$1.18	$2.39	$2.45
Weighted average number of shares
Basic	210,962,128	211,940,903	210,929,737	211,895,586
Diluted	220,362,955	211,940,903	220,343,045	211,895,586
Cash dividends paid per common share	$1.62	$1.62	$3.24	$3.24
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$275,879	$262,716	$528,299	$547,641
Other comprehensive income:
Change in fair value of interest rate swaps	(520)	(3,149)	244	(10,086)
Total comprehensive income	275,359	259,567	528,543	537,555
Less: comprehensive income attributable to noncontrolling interests	12,383	12,837	23,856	26,552
Comprehensive income attributable to common stockholders	$262,976	$246,730	$504,687	$511,003
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2026
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2026	$47,827	$817,296	$14,899	211,197,111	$2,112	$14,882,445	$314	$(1,552,391)	$14,212,502
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	75,965	1	6,874	—	—	6,875
Redemption of Operating Partnership units for cash	—	(3,904)	—	—	—	(2,095)	—	—	(5,999)
Repayment of receivable with Operating Partnership units pledged as collateral	—	50,000	—	—	—	—	—	—	50,000
Purchase of remaining equity interest in existing consolidated joint venture	—	—	(4,916)	—	—	(388)	—	—	(5,304)
Noncontrolling interest in consolidated joint ventures	—	—	1,272	—	—	—	—	—	1,272
Net income	674	11,706	28	—	—	—	—	263,471	275,879
Other comprehensive loss	—	(25)	—	—	—	—	(495)	—	(520)
Distributions to Operating Partnership units and other noncontrolling interests	(674)	(15,209)	465	—	—	—	—	—	(15,418)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(341,953)	(341,953)
Balances at June 30, 2026	$47,827	$859,864	$11,748	211,273,076	$2,113	$14,886,836	$(181)	$(1,630,873)	$14,177,334

Balances at December 31, 2025	$53,827	$822,869	$14,174	211,155,322	$2,112	$14,880,646	$(420)	$(1,449,172)	$14,324,036
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	128,863	1	9,249	—	—	9,250
Redemption of Operating Partnership units for cash	(6,000)	(4,984)	—	—	—	(2,671)	—	—	(13,655)
Repayment of receivable with Operating Partnership units pledged as collateral	—	50,000	—	—	—	—	—	—	50,000
Repurchase of common stock	—	—	—	(11,109)	—	—	—	(1,443)	(1,443)
Purchase of remaining equity interest in existing unconsolidated joint venture	—	—	(4,916)	—	—	(388)	—	—	(5,304)
Noncontrolling interest in consolidated joint ventures	—	—	2,035	—	—	—	—	—	2,035
Net income	1,347	22,446	58	—	—	—	—	504,448	528,299
Other comprehensive income	—	5	—	—	—	—	239	—	244
Distributions to Operating Partnership units and other noncontrolling interests	(1,347)	(30,472)	397	—	—	—	—	—	(31,422)
Dividends paid on common stock at $3.24 per share	—	—	—	—	—	—	—	(684,706)	(684,706)
Balances at June 30, 2026	$47,827	$859,864	$11,748	211,273,076	$2,113	$14,886,836	$(181)	$(1,630,873)	$14,177,334

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
For the three and six months ended June 30, 2025
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at March 31, 2025	$53,827	$826,352	$11,537	212,225,353	$2,122	$14,851,126	$6,204	$(972,665)	$14,778,503
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	65,301	1	7,044	—	—	7,045
Redemption of Operating Partnership units for stock	—	(2,868)	—	30,478	1	2,867	—	—	—
Redemption of Operating Partnership units for cash	—	(188)	—	—	—	(91)	—	—	(279)
Repurchase of common stock	—	—	—	(68,585)	(1)	—	—	(8,614)	(8,615)
Noncontrolling interest in consolidated joint ventures	—	—	681	—	—	—	—	—	681
Net income (loss)	723	12,268	(6)	—	—	—	—	249,731	262,716
Other comprehensive loss	—	(148)	—	—	—	—	(3,001)	—	(3,149)
Distributions to Operating Partnership units and other noncontrolling interests	(723)	(15,162)	(46)	—	—	—	—	—	(15,931)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,882)	(343,882)
Balances at June 30, 2025	$53,827	$820,254	$12,166	212,252,547	$2,123	$14,860,946	$3,203	$(1,075,430)	$14,677,089

Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	139,814	1	7,444	—	—	7,445
Redemption of Operating Partnership units for stock	(22,265)	(3,953)	—	185,808	3	26,215	—	—	—
Redemption of Operating Partnership units for cash	—	(188)	—	—	—	(91)	—	—	(279)
Issuance of Operating Partnership units in conjunction with acquisitions	—	5,878	—	—	—	—	—	—	5,878
Repurchase of common stock	—	—	—	(68,585)	(1)	—	—	(8,614)	(8,615)
Purchase of remaining equity interest in existing unconsolidated joint venture	—	—	—	—	—	(4,568)	—	—	(4,568)
Noncontrolling interest in consolidated joint ventures	—	—	406	—	—	—	—	—	406
Net income (loss)	1,446	25,603	(14)	—	—	—	—	520,606	547,641
Other comprehensive loss	—	(483)	—	—	—	—	(9,603)	—	(10,086)
Distributions to Operating Partnership units and other noncontrolling interests	(1,446)	(30,501)	(63)	—	—	—	—	—	(32,010)
Dividends paid on common stock at $3.24 per share	—	—	—	—	—	—	—	(688,085)	(688,085)
Balances at June 30, 2025	$53,827	$820,254	$12,166	212,252,547	$2,123	$14,860,946	$3,203	$(1,075,430)	$14,677,089
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$528,299	$547,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371,405	357,622
Amortization of deferred financing costs	6,467	5,651
Non-cash lease expense	6,164	6,447
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	25,290	23,083
Compensation expense related to share-based awards	16,443	15,679
Accrual of interest income added to principal of debt securities and notes receivable	(16,391)	(16,421)
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	(847)	—
Gain on real estate assets held for sale and sold, net	—	(34,897)
Distributions in excess of earnings from unconsolidated real estate ventures	13,115	17,910
Changes in operating assets and liabilities:
Other assets	17,370	27,003
Accounts payable and accrued expenses	79,897	77,529
Other liabilities	29,054	(1,981)
Net cash provided by operating activities	1,076,266	1,025,265
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(233,297)	(464,517)
Return of investment in unconsolidated real estate ventures	—	200,000
Development and redevelopment of real estate assets	(58,175)	(79,560)
Proceeds from sale of real estate assets	13,393	133,206
Investment in unconsolidated real estate entities	(7,523)	(113,285)
Issuance of notes receivable	(204,833)	(360,406)
Payments received on notes receivable	292,382	46,338
Proceeds from sale of notes receivable	30,488	32,371
Purchase of equipment and fixtures	(8,206)	(8,402)
Net cash used in investing activities	(175,771)	(614,255)
Cash flows from financing activities:
Proceeds from secured and unsecured term loans, senior notes, revolving lines of credit and commercial paper	10,630,770	7,290,431
Principal payments on secured and unsecured term loans, senior notes, revolving lines of credit and commercial paper	(10,244,782)	(6,974,943)
Deferred financing costs	(584)	(13,373)
Repurchase of common stock	(1,443)	(8,615)
Redemption of Operating Partnership units for cash	(7,655)	(279)
Redemption of Preferred OP units for cash	(6,000)	—
Dividends paid on common stock	(684,706)	(688,085)
Distributions to noncontrolling interests, net of contributions	(29,357)	(30,761)
Net cash used in financing activities	(343,757)	(425,625)
Net change in cash, cash equivalents, and restricted cash	556,738	(14,615)
Cash, cash equivalents, and restricted cash, beginning of the period	143,180	143,303
Cash, cash equivalents, and restricted cash, end of the period	$699,918	$128,688

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash and equivalents, including restricted cash at the beginning of the period:
Cash and equivalents	$138,920	$138,222
Restricted cash included in other assets	4,260	5,081
	$143,180	$143,303
Cash and equivalents, including restricted cash at the end of the period:
Cash and equivalents	$695,171	$125,045
Restricted cash included in other assets	4,747	3,643
	$699,918	$128,688
Supplemental schedule of cash flow information
Interest paid	$286,878	$283,419
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(26,218)
Common stock and paid-in capital	—	26,218
Remeasurement of lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$10,525	$419
Operating lease liabilities	(10,525)	(419)
Real estate assets, net	(4,586)	—
Other liabilities	4,586	—
Acquisitions of real estate assets
Real estate assets, net	$—	$111,984
Value of OP units issued	—	(5,878)
Value of investment in consolidated real estate ventures	—	(105,471)
Net debt assumed	—	(635)
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$7,664	$14,014
Accounts payable and accrued expenses	(7,664)	(14,014)
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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At June 30, 2026, the Company had direct and indirect equity interests in 2,446 stores. In addition, the Company managed 1,964 stores for third parties, bringing the total number of stores which it owns and/or manages to 4,410. These stores are located in 42 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to third-party self-storage owners primarily for whom it manages properties.
2.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-03 – “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”. The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The guidance also requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027; therefore, compliance with this ASU will be required beginning with the Company’s annual report on Form 10-K for the year ending December 31, 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. Although the adoption is not expected to have a significant impact on the Company's financial statements, it is expected to result in incremental disclosures within the notes to the financial statements.
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
The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. In conjunction with the fair value measurement guidance by the FASB, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$1,433	$—
Other liabilities - Cash flow hedge swap agreements	$—	$483	$—
The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2026 or December 31, 2025.

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
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to their estimated fair value, supported by current third-party appraisal or broker market data (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, is less than the net carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
period are presented as part of normal operations. As of June 30, 2026, the Company had six stores classified as held for sale, which are included in real estate assets, net. Refer to note 4 for additional details on disposition and held for sale activity.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, investments in debt securities and notes receivable, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and commercial paper and other liabilities reflected in the condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States and the Cayman Islands, primarily relating to operating cash reserve for the Company’s captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy). The discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.

The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Common Operating Partnership unit holder	$—	$—	$51,122	$50,000
Fixed rate notes receivable	66,267	66,735	62,307	62,207
Fixed rate debt	10,652,080	10,814,373	10,967,415	10,966,511

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
4.    ACQUISITIONS AND DISPOSITIONS
The following table shows the Company’s acquisitions of stores for the three and six months ended June 30, 2026 and 2025. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

Period	Number of Stores	Cash Paid	Loans Assumed	Bridge Loan Payoff	Fair Value Adjustment of Debt Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Total Real Estate Assets
Q2 2026	17	$86,804	$—	$—	$—	$—	$410	$—	$87,214
Q1 2026	1	12,360	—	—	—	—	148	—	12,508
Total 2026	18	$99,164	$—	$—	$—	$—	$558	$—	$99,722

Q2 2025	28	$161,738	$258,000	$—	$(10,049)	$34,767	$4,472	$—	$448,928
Q1 2025	17	117,075	—	18,950	—	105,471	847	5,878	248,221
Total 2025	45	$278,813	$258,000	$18,950	$(10,049)	$140,238	$5,319	$5,878	$697,149

Disposition and Held for Sale Activity
The following table presents the Company’s disposition and held for sale activity for the periods indicated:

	Carrying Value of Assets Held for Sale	(Gain) / Loss Recognized	Number of Stores
2026 Activity
Q1 2026 beginning balance	$27,140	$—	5
Additions	—	—	—
Disposals	(6,421)	—	(1)
Q1 2026 ending balance	$20,719	$—	4
Additions	7,561	—	2
Disposals	—	—	—
Q2 2026 ending balance	$28,280	$—	6

2025 Activity
Q1 2025 beginning balance	$103,756	$—	13
Additions	8,019	3,759	3
Disposals	(83,537)	(39,520)	(11)
Q1 2025 ending balance	$28,238	$(35,761)	5
Additions	—	—	—
Disposals	(9,440)	864	(1)
Q2 2025 ending balance	$18,798	$(34,897)	4
Assets held for sale are included in real estate assets, net, as well as in the self-storage operations segment of the Company’s segment information.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	June 30, 2026	December 31, 2025
Land	$5,153,148	$5,135,719
Buildings, improvements and other intangibles	23,479,446	23,234,033
Right of use assets - finance lease	136,608	141,194
Intangible assets - tenant relationships	335,713	334,669
Intangible lease rights	37,779	37,771
	29,142,694	28,883,386
Less: accumulated depreciation and amortization	(4,330,467)	(3,982,125)
Net operating real estate assets	24,812,227	24,901,261
Real estate under development/redevelopment	126,217	103,089
Real estate assets, net	$24,938,444	$25,004,350
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	June 30, 2026	December 31, 2025
Goodwill	$170,811	$170,811
Receivables, net	114,679	142,120
Prepaid expenses and deposits	108,962	102,656
Equipment and fixtures, net	61,270	65,154
Deferred line of credit financing costs, net	14,145	15,335
Other intangible assets, net	1,676	11,593
Restricted cash	4,747	4,260
Fair value of interest rate swaps	1,433	3,362
	$477,723	$515,291
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
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price for the period presented. The average share price for the three months ended June 30, 2026 and 2025 was $142.93 and $145.51, respectively. The average share price for the six months ended June 30, 2026 and 2025 was $141.96 and $148.53, respectively.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	9,363,113	—	9,366,391
Series B Units	234,857	230,693	236,462	226,003
Series D Units	99,768	139,234	104,887	171,186
	334,625	9,733,040	341,349	9,763,580

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$263,471	$249,731	$504,448	$520,606
Earnings and dividends allocated to participating securities	(468)	(449)	(893)	(865)
Net income for basic computations	263,003	249,282	503,555	519,741
Income allocated to noncontrolling interest - Preferred OP Units and OP Units	11,705	—	22,444	—
Net income for diluted computations	$274,708	$249,282	$525,999	$519,741

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	210,962,128	211,940,903	210,929,737	211,895,586
Common OP Units	9,400,827	—	9,413,308	—
Average number of common shares outstanding - diluted	220,362,955	211,940,903	220,343,045	211,895,586
Earnings per common share
Basic	$1.25	$1.18	$2.39	$2.45
Diluted	$1.25	$1.18	$2.39	$2.45
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
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	June 30,	December 31,
				2026	2025
PRISA Self Storage LLC	85	4%	4%	$8,549	$8,736
HF1 Sovran HHF Storage Holdings LLC	37	49%	49%-59%	299,147	301,794
Storage Portfolio II JV LLC	36	10%	30%	(11,138)	(10,588)
Storage Portfolio IV JV LLC	32	10%	30%	45,896	46,310
Storage Portfolio I LLC	24	34%	49%	(44,983)	(44,537)
HF2 Sovran HHF Storage Holdings II LLC	22	49%	49%-59%	111,608	112,551
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	24,199	24,580
HF6 191 V Life Storage Holdings LLC	17	20%	20%	8,858	9,525
VRS Self Storage, LLC	16	45%	54%	(19,064)	(18,576)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	17,624	18,082
Other unconsolidated real estate ventures	107	10%-50%	10%-50%	299,131	295,205
Strategic Storage Growth Trust III, Inc. Preferred Stock (2)	n/a	n/a	n/a	100,000	100,000
Strategic Storage Trust VI, Inc. Preferred Stock (3)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	409			$989,827	$993,082

Investments in unconsolidated real estate entities				$1,065,012	$1,066,783
Cash distributions in unconsolidated real estate ventures				(75,185)	(73,701)
Net Investments in and Cash distributions in unconsolidated real estate entities				$989,827	$993,082
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consists of the Company’s investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP’s acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	June 30, 2026	December 31, 2025
Debt securities - preferred stock	$300,000	$300,000
Notes receivable - bridge loans, net	1,445,278	1,500,151
Dividends and interest receivable	6,375	6,375
	$1,751,653	$1,806,526
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
The Company offers bridge loan financing to third-party self-storage owners primarily for whom it manages properties. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties, and mezzanine loans receivable, which are secured by equity interest pledges. As of June 30, 2026, 81% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the six months ended June 30, 2026, the Company sold a total principal amount of $30,488 of its mortgage bridge loans receivable to third parties for par, closed on $153,908 in initial loan draws, and recorded $10,258 of draws for interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. As of June 30, 2026, none of the notes receivable are in nonaccrual status, and any notes receivable where the monthly payments are delinquent are less than 60 days past due and immaterial. The allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	June 30, 2026	December 31, 2025
Secured notes payable (1)	$1,075,886	$1,082,899
Unsecured term loans	1,500,000	1,500,000
Unsecured senior notes	9,675,000	9,675,000
Total	12,250,886	12,257,899
Less: Discount on unsecured senior notes, net (2)	(164,153)	(187,742)
Less: Unamortized debt issuance costs	(57,113)	(63,506)
Total	$12,029,620	$12,006,651

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Company’s merger with Life Storage were recorded at fair value, resulting in a discount of $293,134 to be amortized over the term of the debt. Also includes net premium from bond offerings of $13,853 offset by discount from assumed debt of $15,018.

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at June 30, 2026:

2026	$1,313,554
2027	902,143
2028	1,882,392
2029	1,763,927
2030	1,690,145
2031	1,777,525
2032	600,000
2033	800,000
2034	600,000
2035	900,000
Thereafter	21,200
$12,250,886
The Company has established a commercial paper note program and may issue up to $1,000,000 of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally 30 days or less, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company’s condensed consolidated balance sheets. At June 30, 2026, there were $850,000 in issuances outstanding under the commercial paper program with a weighted-average maturity of 13 days.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper for the periods indicated:

	As of June 30, 2026
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$—	$140,000	4.93%	7/1/2029	SOFR plus 1.25%
Unsecured credit line (2)	767,000	3,000,000	4.46%	8/21/2029	SOFR plus 0.775%
Commercial paper	850,000	1,000,000	4.06% (3)	Various
	$1,617,000	$4,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of June 30, 2026. Rate is subject to change based on the Company’s investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
The Company's unsecured debt is not secured by any assets of the Company and is subject to certain financial covenants. As of June 30, 2026, the Company was in compliance with all of its financial covenants.
As of June 30, 2026, the Company’s percentage of fixed-rate debt to total debt was 78.5%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.3% and 4.6%, respectively. The combined weighted average interest rate was 4.3%.
On July 1, 2026, the Company paid off $600,000 aggregate principal amount of unsecured senior notes that matured on July 1, 2026. Additionally, on July 6, 2026, the Company completed an offering of $550,000 aggregate principal amount of unsecured senior notes that mature February 1, 2032.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and six months ended June 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the next 12 months, the Company estimates that $549 will be reclassified as a decrease to interest expense. As of June 30, 2026, the Company held 5 active derivative financial instruments, which had a total current notional amount of $777,000.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	June 30, 2026	December 31, 2025
Other assets	$1,433	$3,362
Other liabilities	$483	$2,538

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended June 30,
Type	2026	2025		2026	2025
Swap Agreements	$687	$21	Interest expense	$1,207	$3,186
	Gain (loss) recognized in OCI for the Six Months Ended June 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Six Months Ended June 30,
Type	2026	2025		2026	2025
Swap Agreements	$2,770	$(3,445)	Interest expense	$2,527	$6,668

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
As of June 30, 2026, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2026, it could have been required to cash settle its obligations under these agreements at their termination value.
12.    STOCKHOLDERS’ EQUITY
On April 15, 2024, the Company filed its $800,000 “at the market” equity program with the SEC using a shelf registration statement on Form S-3, and entered into an equity distribution agreement with nine sales agents. No shares have been sold under the current “at the market” equity program.
On November 13, 2023, the Company’s board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2025, the Company repurchased 1,158,244 shares at an average price of $129.10 per share, paying a total of $149,525. During the six months ended June 30, 2026, the Company repurchased 11,109 shares at an average price of $129.80 per share, paying a total of $1,442. As of June 30, 2026, the Company had remaining authorization to repurchase shares with an aggregate value up to $349,033.

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
At June 30, 2026 and December 31, 2025, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company’s condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statements of Noncontrolling Interests and Equity as of the periods indicated are as follows:

	June 30, 2026	December 31, 2025
Series B Units	$33,567	$33,567
Series D Units	14,260	20,260
	$47,827	$53,827

Series A Participating Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of June 30, 2026 and December 31, 2025, there were no outstanding Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at June 30, 2026. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of June 30, 2026 and December 31, 2025, there were no outstanding Series C Units.

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
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $14,260, which represents 570,395 Series D Units outstanding at June 30, 2026. Holders of the Series D Units receive distributions at an annual rate between 4.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the six months ended June 30, 2026, 240,000 Series D Units were redeemed for $6,000 in cash.
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of June 30, 2026. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2025, the noncontrolling interest in the Operating Partnership is shown on the balance sheet net of a note receivable of $50,000 because a borrower under the note receivable was also a holder of OP Units. This note receivable originated in December 2024, bore interest at 10% per annum and was settled in June 2026.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company’s option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average trading price) at the time of the redemption, or shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of June 30, 2026, the ten-day average closing price of the Company’s common stock was $146.53 and there were 9,379,076 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on June 30, 2026 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,374,316 in cash consideration to redeem the units.
OP Unit activity is summarized as follows for the periods presented:

	For the Six Months Ended June 30,
	2026	2025
OP Units redeemed for common stock	—	41,978
OP Units redeemed for cash	53,914	2,000
Cash paid for OP Units redeemed	$7,655	$279
OP Units issued in conjunction with acquisitions	—	37,886
Value of OP Units issued in conjunction with acquisitions	$—	$5,878
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in 11 consolidated joint ventures as of June 30, 2026. There are a total of 15 stores in these consolidated joint ventures, 11 of which are operating and four of which are under development. The voting interests of the partners are 25.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company determined that no joint venture qualified as a variable interest entity (“VIE”) as of June 30, 2026 in accordance with ASC 810, “Consolidation.”
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
For all periods presented, substantially all of the Company’s real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Self-Storage Operations	$746,164	$721,004	$1,479,377	$1,425,384
Tenant Reinsurance	93,084	88,572	182,203	173,284
Total segment revenues	$839,248	$809,576	$1,661,580	$1,598,668

Operating expenses
Self-Storage Operations:
Payroll and benefits	$44,590	$45,153	$90,132	$88,899
Marketing	18,227	18,897	33,985	34,047
Office expense (1)	19,916	19,115	39,510	37,968
Property operating expense (1)	34,168	34,565	75,275	71,931
Repairs and maintenance	12,208	14,282	30,176	30,539
Property taxes	87,035	82,359	171,010	162,243
Insurance	9,334	8,765	19,048	17,197
Other segment items (2)	6,240	4,485	10,885	8,379
Total self-storage operations expenses	231,718	227,621	470,021	451,203

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (3)	$17,325	$16,945	$35,192	$34,061

Total segment operating expenses	$249,043	$244,566	$505,213	$485,264

Net operating income
Self-Storage Operations	$514,446	$493,383	$1,009,356	$974,181
Tenant Reinsurance	75,759	71,627	147,011	139,223
Total segment net operating income:	$590,205	$565,010	$1,156,367	$1,113,404

Other components of net income:
Management fees and other income	34,904	32,042	68,599	62,947
General and administrative expense	(47,315)	(44,952)	(93,824)	(90,926)
Depreciation and amortization expense	(185,610)	(177,266)	(371,405)	(357,622)
Gain (loss) on real estate assets held for sale and sold, net	—	(864)	—	34,897
Interest expense	(146,720)	(146,128)	(294,019)	(288,527)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,735)	(11,770)	(25,290)	(23,083)
Interest income	38,777	41,998	78,320	80,965
Equity in earnings and dividend income from unconsolidated real estate entities	15,802	16,284	31,562	36,215
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	640	—	847	—
Income tax expense	(12,069)	(11,638)	(22,858)	(20,629)
Net income	$275,879	$262,716	$528,299	$547,641

(1) Amounts related to lease expense have been reclassified from Office expense to Property operating expense for the three and six months ended June 30, 2025 for comparability.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
16.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2026, the Company was under agreement to acquire one store for a total purchase price of $14,200, which is scheduled to close in 2026.
As of June 30, 2026, the Company was under agreement to originate $54,960 in bridge loans in 2026 and $31,300 in 2027.
As of June 30, 2026, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.
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

OVERVIEW
We are a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self-storage properties (“stores”) and provides lending to owners of stores located throughout the United States. We derive substantially all of our revenues from our two segments: self-storage operations and tenant reinsurance. Primary sources of revenue for our self-storage operations segment include rents received from tenants under leases at stores that are wholly-owned and in consolidated joint ventures. Our operating results depend materially on our ability to lease available self-storage units, to actively manage unit rental rates, and on the ability of our tenants to make required rental payments. Consequently, management spends a significant portion of its time maximizing cash flows from our diverse portfolio of stores. Revenue from our tenant reinsurance segment consists of insurance revenues from the reinsurance of risks relating to the loss of goods stored by tenants in our stores.
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

PROPERTIES
As of June 30, 2026, we owned or had ownership interests in 2,446 operating stores. Of these stores, 2,026 are wholly-owned, 11 are in consolidated joint ventures, and 409 are in unconsolidated joint ventures. In addition, we managed an additional 1,964 stores for third parties, bringing the total number of stores which we own and/or manage to 4,410. These stores are located in 42 states and Washington, D.C. The clustering of assets around population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.
As of June 30, 2026, approximately 2,580,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-store properties as of June 30, 2026, the average length of stay for tenants who had vacated was approximately 16.8 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings.

The following table presents additional information regarding our net rentable square feet and the number of stores by state:

	As of June 30, 2026
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	36	2,867,343	2	150,935	20	1,443,082	58	4,461,360
Arizona	52	4,083,734	26	2,107,875	75	6,009,370	153	12,200,979
Arkansas	—	—	—	—	5	546,422	5	546,422
California	228	18,736,228	42	3,204,486	163	15,125,332	433	37,066,046
Colorado	27	1,801,147	13	936,458	42	3,238,192	82	5,975,797
Connecticut	23	1,756,577	8	712,932	23	1,622,707	54	4,092,216
Delaware	—	—	1	76,133	7	528,820	8	604,953
Florida	257	19,983,305	41	3,256,018	267	20,960,786	565	44,200,109
Georgia	122	9,339,478	16	1,332,679	80	6,199,871	218	16,872,028
Hawaii	16	1,053,448	—	—	4	275,810	20	1,329,258
Idaho	2	131,974	—	—	6	755,557	8	887,531
Illinois	108	7,893,837	9	716,486	58	4,605,438	175	13,215,761
Indiana	94	4,201,374	1	57,627	33	2,572,987	128	6,831,988
Kansas	1	50,304	2	108,646	3	237,718	6	396,668
Kentucky	14	1,044,149	1	51,590	17	1,297,578	32	2,393,317
Louisiana	10	772,213	1	88,870	17	1,283,766	28	2,144,849
Maine	5	352,482	—	—	12	796,933	17	1,149,415
Maryland	45	3,597,903	8	628,567	62	4,818,819	115	9,045,289
Massachusetts	67	4,226,223	16	986,578	48	3,006,639	131	8,219,440
Michigan	11	843,917	4	308,807	18	1,401,470	33	2,554,194
Minnesota	7	587,491	8	646,024	10	742,248	25	1,975,763
Mississippi	6	500,309	—	—	6	520,788	12	1,021,097
Missouri	29	2,389,534	7	508,013	31	2,376,334	67	5,273,881
Nebraska	—	—	—	—	9	734,269	9	734,269
Nevada	42	3,579,919	10	917,631	24	2,090,927	76	6,588,477
New Hampshire	18	1,317,085	—	—	15	730,593	33	2,047,678
New Jersey	92	7,374,314	29	2,335,882	94	7,480,478	215	17,190,674
New Mexico	12	747,014	10	681,402	17	1,236,622	39	2,665,038
New York	83	6,041,204	24	2,057,371	94	6,558,500	201	14,657,075
North Carolina	56	4,130,930	5	396,061	74	5,800,899	135	10,327,890
Ohio	50	3,470,203	5	328,768	26	2,258,966	81	6,057,937
Oklahoma	4	270,691	—	—	44	3,138,955	48	3,409,646
Oregon	8	549,684	3	243,310	5	365,661	16	1,158,655
Pennsylvania	33	2,560,799	10	817,058	71	5,396,135	114	8,773,992
Rhode Island	6	349,472	1	95,644	7	589,073	14	1,034,189
South Carolina	47	3,440,615	1	94,802	55	4,814,953	103	8,350,370
Tennessee	33	2,654,045	16	1,092,496	33	2,326,264	82	6,072,805
Texas	277	22,174,472	66	5,094,321	248	20,117,359	591	47,386,152
Utah	23	1,591,813	3	194,355	50	3,973,779	76	5,759,947
Virginia	74	6,089,320	9	700,768	43	2,937,551	126	9,727,639
Washington	16	1,283,239	1	77,590	21	1,650,525	38	3,011,354
Washington, DC	1	100,373	1	104,197	7	606,348	9	810,918
Wisconsin	2	187,465	9	860,735	20	1,775,086	31	2,823,286
Totals	2,037	154,125,627	409	31,971,115	1,964	154,949,610	4,410	341,046,352

(1)    Includes 11 stores in consolidated joint ventures.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three and six months ended June 30, 2026 and 2025

Overview
Results for the three and six months ended June 30, 2026 included the operations of 2,446 stores (2,026 wholly-owned, 11 in consolidated joint ventures, and 409 in joint ventures accounted for using the equity method) compared to the results for the three and six months ended June 30, 2025, which included the operations of 2,430 stores (2,005 wholly-owned, 11 in consolidated joint ventures, and 414 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below:

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues:
Property rental	$746,164	$721,004	$25,160	3.5%	$1,479,377	$1,425,384	$53,993	3.8%
Tenant reinsurance	93,084	88,572	4,512	5.1%	182,203	173,284	8,919	5.1%
Management fees and other income	34,904	32,042	2,862	8.9%	68,599	62,947	5,652	9.0%
Total revenues	$874,152	$841,618	$32,534	3.9%	$1,730,179	$1,661,615	$68,564	4.1%

Property rental—The increase in property rental revenue for the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily the result of growth in our portfolio related to acquisitions completed in 2025 and acquisitions completed in the first six months of 2026. We acquired 18 wholly-owned stores during the six months ended June 30, 2026 and acquired 76 wholly-owned stores during the year ended December 31, 2025. These increases in revenue resulting from acquisitions were partially offset by property dispositions during the same periods. Additionally, property rental revenue increased for the three and six months ended June 30, 2026 due to improved operating results from increases in average annual rent per occupied square foot over the comparative periods.
Tenant reinsurance—The increase in tenant reinsurance revenue for the three and six months ended June 30, 2026 compared to the same periods in the prior year was due primarily to an increase in the number of stores operated. We operated 4,410 stores at June 30, 2026 compared to 4,179 stores at June 30, 2025.
Management fees and other income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same periods last year. As of June 30, 2026, we managed 1,964 stores for third party owners, compared to 1,749 stores as of June 30, 2025. These increases are offset by a decrease in management fees attributable to stores in unconsolidated joint ventures, where the number of stores decreased from 414 to 409 over the same period.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses:
Property operations	$231,718	$227,621	$4,097	1.8%	$470,021	$451,203	$18,818	4.2%
Tenant reinsurance	17,325	16,945	380	2.2%	35,192	34,061	1,131	3.3%
General and administrative	47,315	44,952	2,363	5.3%	93,824	90,926	2,898	3.2%
Depreciation and amortization	185,610	177,266	8,344	4.7%	371,405	357,622	13,783	3.9%
Total expenses	$481,968	$466,784	$15,184	3.3%	$970,442	$933,812	$36,630	3.9%

Property operations—The increase in property operations expense during the three and six months ended June 30, 2026 compared to the same periods in the prior year was due to growth in our portfolio related to acquisitions completed in 2025 and in the first six months of 2026. The increase in expense resulting from acquisitions was partially offset by expense control across our portfolio in most expense categories over the same periods with the exception of property taxes and insurance.
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
Depreciation and amortization—We amortize to expense intangible assets-customer intangibles on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). Depreciation and amortization expense increased for the three and six months ended June 30, 2026 compared to the same periods in the prior year primarily as a result of the acquisition of new stores. We acquired 18 wholly-owned stores and disposed of one wholly-owned store during the six months ended June 30, 2026. We acquired 76 wholly-owned stores and disposed of 37 wholly-owned stores during the year ended December 31, 2025.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gain (loss) on real estate assets held for sale and sold, net	$—	$(864)	$864	(100.0)%	$—	$34,897	$(34,897)	(100.0)%
Interest expense	(146,720)	(146,128)	(592)	0.4%	(294,019)	(288,527)	(5,492)	1.9%
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(12,735)	(11,770)	(965)	8.2%	(25,290)	(23,083)	(2,207)	9.6%
Interest income	38,777	41,998	(3,221)	(7.7)%	78,320	80,965	(2,645)	(3.3)%
Equity in earnings and dividend income from unconsolidated real estate entities	15,802	16,284	(482)	(3.0)%	31,562	36,215	(4,653)	(12.8)%
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	640	—	640	100.0%	847	—	847	100.0%
Income tax expense	(12,069)	(11,638)	(431)	3.7%	(22,858)	(20,629)	(2,229)	10.8%
Total other revenues & expenses, net	$(116,305)	$(112,118)	$(4,187)	3.7%	$(231,438)	$(180,162)	$(51,276)	28.5%

Gain (loss) on real estate assets held for sale and sold, net— During the six months ended June 30, 2026, we disposed of one previously held for sale store, resulting in no gain or loss. We disposed of 12 previously held for sale stores during the six months ended June 30, 2025, resulting in a gain of $38,656. This gain was partially offset by losses of $3,759 related to the sale of three land parcels and three properties listed for sale during the six months ended June 30, 2025 where the estimated fair value, net of selling costs, was less than the net carrying value of the assets. The loss recorded during the three months ended June 30, 2025 related to the sale of one operating property previously listed as held for sale resulted in an additional loss of $864.
Interest expense—Represents the cost of our financing activities and primarily consists of interest incurred on borrowings under our commercial paper program, revolving lines of credit, senior notes and secured and unsecured term loans. Interest expense also includes commitment fees, letter of credit fees, and the amortization of financing costs associated with these arrangements.
Non-cash interest expense related to amortization of discount on unsecured senior notes, net—Represents the amortization of the discount assigned to the fair value of the Life Storage unsecured senior notes assumed as part of our merger with Life Storage and net premium from bond offerings, offset by the discount from assumed debt.
Interest income—Interest income represents interest earned on bridge loans, debt securities and on a note receivable from a common Operating Partnership unit holder. The decrease in interest income during the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily the result of a decrease in the amount of bridge loans outstanding. The balance of bridge loans outstanding was $1,445,278 as of June 30, 2026, compared to $1,542,693 as of June 30, 2025.
Equity in earnings and dividend income from unconsolidated real estate entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The decrease for the three and six months ended June 30, 2026 was primarily due to the transfer and distribution of membership interests in the PR II EXR JV LLC joint venture in March 2025 and the acquisition of our partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures in April 2025. Also contributing to the decrease is the sale of our membership interests in both the Life Storage Spacemax LLC and the Extra Space Northern Properties VI LLC joint ventures, which occurred in July and October 2025, respectively. The number of stores in unconsolidated joint ventures in which we have ownership interests was 409 as of June 30, 2026, compared to 414 as of June 30, 2025. Dividend income represents dividends from our investments in preferred stock of Strategic Storage Trust VI, Inc. and Strategic Storage Growth Trust III, Inc.
Income tax expense—The increase in income tax expense for the three and six months ended June 30, 2026 compared to the same periods in the prior year was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$263,471	$249,731	$504,448	$520,606

Adjustments:
Real estate depreciation	171,249	164,707	342,144	323,877
Amortization of intangibles	2,953	3,225	6,676	14,304
(Gain) loss on real estate assets held for sale and sold, net	—	864	—	(34,897)
Unconsolidated joint venture real estate depreciation and amortization	7,864	7,741	15,471	16,430
Unconsolidated joint venture gain on sale of a joint venture interest	(640)	—	(847)	—
Income allocated to Operating Partnership noncontrolling interests	12,408	12,985	23,851	27,035
Funds from operations attributable to common stockholders and unit holders	$457,305	$439,253	$891,743	$867,355

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

	For the Three Months Ended June 30,		Percent	For the Six Months Ended June 30,		Percent
	2026	2025	Change	2026	2025	Change
Same-store rental revenues
Net rental income	$664,926	$648,617	2.5%	$1,319,291	$1,291,611	2.1%
Other operating income	25,266	25,644	(1.5)%	49,510	50,200	(1.4)%
Total same-store rental revenues	690,192	674,261	2.4%	1,368,801	1,341,811	2.0%

Same-store operating expenses
Payroll and benefits	40,786	41,744	(2.3)%	82,471	82,816	(0.4)%
Marketing	16,720	17,524	(4.6)%	31,187	31,838	(2.0)%
Office expense	18,518	18,016	2.8%	36,728	35,915	2.3%
Property operating expense	17,476	18,847	(7.3)%	41,576	41,577	—%
Repairs and maintenance	11,289	13,362	(15.5)%	28,003	28,856	(3.0)%
Property taxes	80,818	77,526	4.2%	158,609	154,716	2.5%
Insurance	8,507	8,141	4.5%	17,409	16,069	8.3%
Total same-store operating expenses	194,114	195,160	(0.5)%	395,983	391,787	1.1%

Same-store net operating income	$496,078	$479,101	3.5%	$972,818	$950,024	2.4%

Same-store square foot occupancy as of period end	94.2%	94.4%		94.2%	94.4%

Average same-store square foot occupancy	94.0%	94.1%		93.4%	93.6%

Properties included in same-store	1,870	1,870		1,870	1,870

The following table presents additional information for our same-store portfolio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Same-store portfolio	2026	2025	2026	2025
Average annual rent per occupied square foot, net of discounts and bad debt	$19.95	$19.50	$19.94	$19.52
New leases average annual rent per square foot	$14.02	$14.12	$13.19	$13.09
Average discounts as a percentage of rental revenues	2.0%	2.0%	1.9%	1.9%

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$275,879	$262,716	$528,299	$547,641
Adjusted to exclude:
(Gain) loss on real estate assets held for sale and sold, net	—	864	—	(34,897)
Equity in earnings and dividend income from unconsolidated real estate entities	(15,802)	(16,284)	(31,562)	(36,215)
Equity in earnings of unconsolidated real estate ventures - gain on sale of a joint venture interest	(640)	—	(847)	—
Interest expense	146,720	146,128	294,019	288,527
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	12,735	11,770	25,290	23,083
Depreciation and amortization	185,610	177,266	371,405	357,622
Income tax expense	12,069	11,638	22,858	20,629
General and administrative	47,315	44,952	93,824	90,926
Management fees, other income and interest income	(73,681)	(74,040)	(146,919)	(143,912)
Net tenant insurance	(75,759)	(71,627)	(147,011)	(139,223)
Non same-store rental revenue	(55,972)	(46,743)	(110,576)	(83,573)
Non same-store operating expense	37,604	32,461	74,038	59,416
Total same-store net operating income	$496,078	$479,101	$972,818	$950,024

Same-store rental revenues	$690,192	$674,261	$1,368,801	$1,341,811
Same-store operating expenses	194,114	195,160	395,983	391,787
Same-store net operating income	$496,078	$479,101	$972,818	$950,024

CASH FLOWS

Cash flows from operating activities for the six months ended June 30, 2026 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,076,266	$1,025,265
Net cash used in investing activities	(175,771)	(614,255)
Net cash used in financing activities	(343,757)	(425,625)

Significant components of net cash flow included:
Net income	$528,299	$547,641
Depreciation and amortization	371,405	357,622
Acquisition and development of real estate assets	(291,472)	(544,077)
Return of investment in unconsolidated real estate ventures	—	200,000
Net proceeds (payments) from unsecured term loans, senior notes, revolving lines of credit and commercial paper	385,988	315,488
Dividends paid on common stock	(684,706)	(688,085)
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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2026, we had $695,171 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2026 and 2025, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
The following table presents information relating to our debt:

June 30, 2026
Total face value of debt	$13,867,886
Total enterprise value ratio	30.2%
Total fixed-rate debt and other instruments to total debt	78.5% (1)
Weighted average interest rate of total debt	4.3%

(1) $10,890,830 total fixed-rate debt including $777,000 on which we have interest rate swaps that have been included as fixed-rate debt.
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

Our commercial paper program provides us the ability to issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1,000,000, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 397 days. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our credit facility in an amount at least equal to the amount of commercial paper notes outstanding. At June 30, 2026, we had $850,000 in issuances outstanding under the commercial paper program.
We hold a BBB+/Stable rating from S&P and a Baa2/Stable rating from Moody’s Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of June 30, 2026, we had a total of 1,794 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $31,069,882 and our total asset value was calculated as $36,807,478 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at June 30, 2026.
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
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800,000. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of June 30, 2026, no shares have been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.

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
As of June 30, 2026, we had approximately $13.9 billion in total face value of debt, of which approximately $3.0 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR was to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $29.8 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2023, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million of common stock. Purchases are made at management’s discretion based on market conditions and financial resources. During the three months ended June 30, 2026, no shares were repurchased. As of June 30, 2026, we had remaining authorization to repurchase shares with an aggregate value up to $349.0 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
1.1	Equity Distribution Agreement, dated April 15, 2024, by and among Extra Space Storage Inc., Extra Space Storage LP, BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC	S-3ASR	April 15, 2024	1.2
2.1	Agreement and Plan of Merger, dated as of April 2, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	April 3, 2023	2.1
2.2	Amendment to Agreement and Plan of Merger, dated as of May 18, 2023, by and among Extra Space Storage Inc., Extra Space Storage LP, Eros Merger Sub, LLC, Eros OP Merger Sub, LLC, Life Storage, Inc. and Life Storage LP	8-K	July 20, 2023	2.2
3.1	Amended and Restated Articles of Incorporation of Extra Space Storage Inc.	S-11	August 10, 2004	3.1
3.2	Articles of Amendment of Extra Space Storage Inc., dated September 28, 2007.	8-K	October 3, 2007	3.1
3.3	Articles of Amendment of Extra Space Storage Inc., dated August 29, 2013.	8-K	August 29, 2013	3.1
3.4	Articles of Amendment of Extra Space Storage Inc., dated May 21, 2014.	8-K	May 28, 2014	3.1
3.5	Second Amended and Restated Bylaws of Extra Space Storage Inc.	8-K	January 17, 2018	3.1
3.6	Fourth Amended and Restated Agreement of Limited Partnership of Extra Space Storage LP.	8-K	December 6, 2013	10.1
4.1	Junior Subordinated Note	10-K	February 26, 2010	4.3
4.2	Description of Securities	10-K	February 25, 2020	4.6
4.3	Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee.	8-K	May 11, 2021	4.1
4.4	First Supplemental Indenture, dated as of May 11, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	May 11, 2021	4.2
4.5	Second Supplemental Indenture, dated as of September 22, 2021, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Wells Fargo Bank, National Association, as trustee, including the form of the Notes and the Guarantee.	8-K	September 22, 2021	4.2
4.6	Third Supplemental Indenture, dated as of March 31, 2022, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 31, 2022	4.2

4.7	Fourth Supplemental Indenture, dated as of March 28, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 28, 2023	4.2
4.8	Fifth Supplemental Indenture, dated as of June 16, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	June 16, 2023	4.2
4.9	Seventh Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.5
4.10	Eighth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.6
4.11	Ninth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.7
4.12	Tenth Supplemental Indenture, dated as of July 25, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 25, 2023	4.8
4.13	Eleventh Supplemental Indenture, dated as of December 1, 2023, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	December 1, 2023	4.2
4.14	Twelfth Supplemental Indenture, dated as of January 19, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	January 19, 2024	4.2
4.15	Thirteenth Supplemental Indenture, dated as of August 12, 2024, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 12, 2024	4.2
4.16	Fourteenth Supplemental Indenture, dated as of March 19, 2025, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	March 19, 2025	4.2

4.17	Fifteenth Supplemental Indenture, dated as of August 8, 2025, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	August 8, 2025	4.2
4.18	Sixteenth Supplemental Indenture, dated as of July 6, 2026, among Extra Space Storage LP, as issuer, Extra Space Storage Inc., ESS Holdings Business Trust I and ESS Holdings Business Trust II, as guarantors, and Computershare Trust Company, N.A., as trustee, including the form of the Notes and the Guarantee.	8-K	July 6, 2026	4.2
4.19	Base Indenture, dated as of June 20, 2016, among Life Storage, Inc., Life Storage LP and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by Life Storage Inc. on February 24, 2023).	8-K	July 25, 2023	4.1
4.20	Sixth Supplemental Indenture, dated as of July 25, 2023, among Life Storage LP, as issuer, Life Storage LLC, as parent guarantor, and Computershare Trust Company, N.A., as trustee.	8-K	July 25, 2023	4.2
22.1	Issuer and Guarantors of Guaranteed Securities				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statements of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: July 31, 2026	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2026	/s/ Jeff Norman
Jeff Norman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)