Form 10-Q
period 2026-09-30
Extra Space Storage Inc.
filed 2026-10-30
CIK 1289490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 23, 2026, was 208,719,831.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Extra Space Storage Inc.
Condensed Consolidated Balance Sheets
(amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Real estate assets, net	$24,900,147	$25,004,350
Real estate assets - operating lease right-of-use assets	727,627	732,176
Investments in unconsolidated real estate entities	1,045,395	1,066,783
Investments in debt securities and notes receivable	1,707,526	1,806,526
Cash and cash equivalents	114,824	138,920
Other assets, net	467,600	515,291
Total assets	$28,963,119	$29,264,046
Liabilities, Noncontrolling Interests and Equity:
Secured notes payable, net	$1,070,062	$1,079,565
Unsecured term loans, net	1,495,717	1,494,659
Unsecured senior notes, net	9,416,025	9,432,427
Revolving lines of credit and commercial paper	1,424,000	1,224,000
Operating lease liabilities	765,718	761,106
Cash distributions in unconsolidated real estate ventures	75,901	73,701
Accounts payable and accrued expenses	458,777	357,583
Other liabilities	494,835	516,969
Total liabilities	15,201,035	14,940,010
Commitments and contingencies
Noncontrolling Interests and Equity:
Extra Space Storage Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 208,884,163 and 211,155,322 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,089	2,112
Additional paid-in capital	14,895,156	14,880,646
Accumulated other comprehensive loss	(89)	(420)
Accumulated deficit	(2,050,907)	(1,449,172)
Total Extra Space Storage Inc. stockholders’ equity	12,846,249	13,433,166
Noncontrolling interest represented by Preferred Operating Partnership units	47,827	53,827
Noncontrolling interests in Operating Partnership, net and other noncontrolling interests	868,008	837,043
Total noncontrolling interests and equity	13,762,084	14,324,036
Total liabilities, noncontrolling interests and equity	$28,963,119	$29,264,046
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Operations
(amounts in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Property rental	$760,837	$735,581	$2,240,214	$2,160,965
Tenant reinsurance	94,197	90,341	276,400	263,625
Management fees and other income	34,758	32,538	103,357	95,485
Total revenues	889,792	858,460	2,619,971	2,520,075
Expenses:
Property operations	238,837	235,486	708,858	686,689
Tenant reinsurance	17,927	17,781	53,119	51,842
General and administrative	45,740	43,479	139,564	134,405
Depreciation and amortization	189,598	177,466	561,003	535,088
Total expenses	492,102	474,212	1,462,544	1,408,024
Loss on real estate assets held for sale and sold, net	(5,821)	(105,128)	(5,821)	(70,231)
Income from operations	391,869	279,120	1,151,606	1,041,820
Interest expense	(151,170)	(149,650)	(445,189)	(438,177)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(9,711)	(12,086)	(35,001)	(35,169)
Interest income	37,400	43,588	115,720	124,553
Income before equity in earnings and dividend income from unconsolidated real estate entities and income tax expense	268,388	160,972	787,136	693,027
Equity in earnings and dividend income from unconsolidated real estate entities	17,010	15,669	48,572	51,884
Equity in earnings of unconsolidated real estate ventures - impairment (loss) on joint venture interests and gain on sale of joint venture interests	(13,883)	9,354	(13,036)	9,354
Income tax expense	(12,070)	(11,962)	(34,928)	(32,591)
Net income	259,445	174,033	787,744	721,674
Net income allocated to Preferred Operating Partnership noncontrolling interests	(673)	(724)	(2,020)	(2,171)
Net income allocated to Operating Partnership and other noncontrolling interests	(11,013)	(7,311)	(33,517)	(32,899)
Net income attributable to common stockholders	$247,759	$165,998	$752,207	$686,604
Earnings per common share
Basic	$1.17	$0.78	$3.56	$3.23
Diluted	$1.17	$0.78	$3.56	$3.23
Weighted average number of shares
Basic	210,646,953	211,963,870	210,834,426	211,918,589
Diluted	220,026,029	221,304,958	220,236,197	211,918,589
Cash dividends paid per common share	$1.62	$1.62	$4.86	$4.86
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$259,445	$174,033	$787,744	$721,674
Other comprehensive income:
Change in fair value of interest rate swaps	94	(1,949)	338	(12,035)
Total comprehensive income	259,539	172,084	788,082	709,639
Less: comprehensive income attributable to noncontrolling interests	11,688	7,951	35,544	34,503
Comprehensive income attributable to common stockholders	$247,851	$164,133	$752,538	$675,136
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2026
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2026	$47,827	$859,864	$11,748	211,273,076	$2,113	$14,886,836	$(181)	$(1,630,873)	$14,177,334
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	1,584	—	8,320	—	—	8,320
Repurchase of common stock	—	—	—	(2,390,497)	(24)	—	—	(327,155)	(327,179)
Noncontrolling interest in consolidated joint ventures	—	—	624	—	—	—	—	—	624
Net income	674	11,002	10	—	—	—	—	247,759	259,445
Other comprehensive income	—	2	—	—	—	—	92	—	94
Distributions to Operating Partnership units and other noncontrolling interests	(674)	(15,194)	(48)	—	—	—	—	—	(15,916)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(340,638)	(340,638)
Balances at September 30, 2026	$47,827	$855,674	$12,334	208,884,163	$2,089	$14,895,156	$(89)	$(2,050,907)	$13,762,084

Balances at December 31, 2025	$53,827	$822,869	$14,174	211,155,322	$2,112	$14,880,646	$(420)	$(1,449,172)	$14,324,036
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	130,447	1	17,569	—	—	17,570
Redemption of Operating Partnership units for cash	(6,000)	(4,984)	—	—	—	(2,671)	—	—	(13,655)
Repayment of receivable with Operating Partnership units pledged as collateral	—	50,000	—	—	—	—	—	—	50,000
Repurchase of common stock	—	—	—	(2,401,606)	(24)	—	—	(328,598)	(328,622)
Purchase of remaining equity interest in existing consolidated joint venture	—	—	(4,916)	—	—	(388)	—	—	(5,304)
Noncontrolling interest in consolidated joint ventures	—	—	2,659	—	—	—	—	—	2,659
Net income	2,021	33,448	68	—	—	—	—	752,207	787,744
Other comprehensive income	—	7	—	—	—	—	331	—	338
Distributions to Operating Partnership units and other noncontrolling interests	(2,021)	(45,666)	349	—	—	—	—	—	(47,338)
Dividends paid on common stock at $4.86 per share	—	—	—	—	—	—	—	(1,025,344)	(1,025,344)
Balances at September 30, 2026	$47,827	$855,674	$12,334	208,884,163	$2,089	$14,895,156	$(89)	$(2,050,907)	$13,762,084

Extra Space Storage Inc.
Condensed Consolidated Statements of Noncontrolling Interests and Equity
For the three and nine months ended September 30, 2025
(unaudited, amounts in thousands, except share data)

	Noncontrolling Interest			Extra Space Storage Inc. Stockholders’ Equity
	Preferred Operating Partnership	Operating Partnership	Other	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Noncontrolling Interests and Equity
Balances at June 30, 2025	$53,827	$820,254	$12,166	212,252,547	$2,123	$14,860,946	$3,203	$(1,075,430)	$14,677,089
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	(5,158)	—	6,929	—	—	6,929
Redemption of Operating Partnership units for cash	—	(736)	—	—	—	(438)	—	—	(1,174)
Noncontrolling interest in consolidated joint ventures	—	—	1,241	—	—	—	—	—	1,241
Net income	724	7,293	18	—	—	—	—	165,998	174,033
Other comprehensive loss	—	(84)	—	—	—	—	(1,865)	—	(1,949)
Distributions to Operating Partnership units and other noncontrolling interests	(724)	(15,131)	(57)	—	—	—	—	—	(15,912)
Dividends paid on common stock at $1.62 per share	—	—	—	—	—	—	—	(343,845)	(343,845)
Balances at September 30, 2025	$53,827	$811,596	$13,368	212,247,389	$2,123	$14,867,437	$1,338	$(1,253,277)	$14,496,412

Balances at December 31, 2024	$76,092	$823,898	$11,837	211,995,510	$2,120	$14,831,946	$12,806	$(899,337)	$14,859,362
Issuance of common stock for share based compensation and taxes paid upon net settlement	—	—	—	134,656	1	14,373	—	—	14,374
Redemption of Operating Partnership units for stock	(22,265)	(3,953)	—	185,808	3	26,215	—	—	—
Redemption of Operating Partnership units for cash	—	(924)	—	—	—	(529)	—	—	(1,453)
Issuance of Operating Partnership units in conjunction with acquisitions	—	5,878	—	—	—	—	—	—	5,878
Repurchase of common stock	—	—	—	(68,585)	(1)	—	—	(8,614)	(8,615)
Purchase of remaining equity interest in existing consolidated joint venture	—	—	(1,426)	—	—	(4,568)	—	—	(5,994)
Noncontrolling interest in consolidated joint ventures	—	—	3,099	—	—	—	—	—	3,099
Net income	2,171	32,895	4	—	—	—	—	686,604	721,674
Other comprehensive loss	—	(567)	—	—	—	—	(11,468)	—	(12,035)
Distributions to Operating Partnership units and other noncontrolling interests	(2,171)	(45,631)	(146)	—	—	—	—	—	(47,948)
Dividends paid on common stock at $4.86 per share	—	—	—	—	—	—	—	(1,031,930)	(1,031,930)
Balances at September 30, 2025	$53,827	$811,596	$13,368	212,247,389	$2,123	$14,867,437	$1,338	$(1,253,277)	$14,496,412
See notes to unaudited condensed consolidated financial statements.

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$787,744	$721,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561,003	535,088
Amortization of deferred financing costs	9,986	8,757
Non-cash lease expense	9,161	9,661
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	35,001	35,169
Compensation expense related to share-based awards	25,360	22,740
Accrual of interest income added to principal of debt securities and notes receivable	(18,431)	(24,101)
Equity in earnings of unconsolidated real estate ventures - impairment loss on joint venture interests and (gain) on sale of joint venture interests	13,036	(9,354)
Loss on real estate assets held for sale and sold, net	5,821	70,231
Distributions in excess of earnings from unconsolidated real estate ventures	19,934	24,795
Changes in operating assets and liabilities:
Other assets	23,832	(28,098)
Accounts payable and accrued expenses	96,048	121,191
Other liabilities	(25,102)	(5,357)
Net cash provided by operating activities	1,543,393	1,482,396
Cash flows from investing activities:
Acquisition of real estate assets and improvements	(280,857)	(587,547)
Return of investment in unconsolidated real estate ventures	3,154	231,130
Development and redevelopment of real estate assets	(95,117)	(111,067)
Proceeds from sale of real estate assets	17,896	168,747
Investment in unconsolidated real estate entities	(10,198)	(107,178)
Issuance of notes receivable	(245,531)	(512,377)
Payments received on notes receivable	306,187	137,962
Proceeds from sale of notes receivable	30,414	98,372
Purchase of equipment and fixtures	(12,364)	(15,704)
Net cash used in investing activities	(286,416)	(697,662)
Cash flows from financing activities:
Proceeds from secured and unsecured term loans, senior notes, revolving lines of credit and commercial paper	15,949,770	11,436,343
Principal payments on secured and unsecured term loans, senior notes, revolving lines of credit and commercial paper	(15,760,302)	(12,780,602)
Proceeds from issuance of public bonds, net	550,000	1,650,000
Repayment of public bonds	(600,000)	—
Deferred financing costs	(7,681)	(30,698)
Repurchase of common stock	(328,622)	(8,615)
Redemption of Operating Partnership units for cash	(7,655)	(1,453)
Redemption of Preferred OP units for cash	(6,000)	—
Dividends paid on common stock	(1,025,344)	(1,031,930)
Distributions to noncontrolling interests, net of contributions	(44,649)	(44,848)
Net cash used in financing activities	(1,280,483)	(811,803)
Net change in cash, cash equivalents, and restricted cash	(23,506)	(27,069)

Extra Space Storage Inc.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash, cash equivalents, and restricted cash, beginning of the period	143,180	143,303
Cash, cash equivalents, and restricted cash, end of the period	$119,674	$116,234

Cash and cash equivalents, including restricted cash at the beginning of the period:
Cash and cash equivalents	$138,920	$138,222
Restricted cash included in other assets	4,260	5,081
	$143,180	$143,303
Cash and cash equivalents, including restricted cash at the end of the period:
Cash and cash equivalents	$114,824	$111,931
Restricted cash included in other assets	4,850	4,303
	$119,674	$116,234
Supplemental schedule of cash flow information
Interest paid	$448,509	$433,412
Supplemental schedule of noncash investing and financing activities:
Redemption of Operating Partnership units held by noncontrolling interests for common stock
Noncontrolling interests in Operating Partnership	$—	$(26,218)
Common stock and paid-in capital	—	26,218
Remeasurement of lease right of use assets and lease liabilities
Real estate assets - operating lease right-of-use assets	$10,525	$419
Operating lease liabilities	(10,525)	(419)
Real estate assets, net	(4,586)	—
Other liabilities	4,586	—
Acquisitions of real estate assets
Real estate assets, net	$73,134	$111,984
Value of OP units issued	—	(5,878)
Value of investment in consolidated real estate ventures	—	(105,471)
Net liabilities assumed	—	(635)
Bridge loan receivable	(73,134)	—
Accrued construction costs and capital expenditures
Acquisition of real estate assets	$5,146	$5,121
Accounts payable and accrued expenses	(5,146)	(5,121)
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
The Company invests in stores by acquiring wholly-owned stores or by acquiring an equity interest in real estate entities. At September 30, 2026, the Company had direct and indirect equity interests in 2,448 stores. In addition, the Company managed 1,963 stores for third parties, bringing the total number of stores which it owns and/or manages to 4,411. These stores are located in 43 states and Washington, D.C. The Company offers tenant reinsurance at its owned and managed stores that insures the value of goods in the storage units and also offers bridge loan financing to third-party self-storage owners primarily for whom it manages properties.
2.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2026, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other assets - Cash flow hedge swap agreements	$—	$1,059	$—
Other liabilities - Cash flow hedge swap agreements	$—	$60	$—
The Company did not have any significant assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2026 or December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Long-lived assets held for use are evaluated for impairment when events or circumstances, including the Company’s assumptions about the use of the asset, indicate there may be impairment. The Company reviews each store at least annually to determine if any such events or circumstances have occurred or exist. The Company focuses on stores that do not have positive net operating cash flows. For these stores, the Company determines whether the decrease in net operating cash flow is temporary or permanent, and whether the store will likely generate positive net operating cash flows in the short term.
When the Company determines that an event that may indicate impairment has occurred, the Company compares the carrying value of the related long-lived assets to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the carrying value of the assets exceeds the undiscounted future net operating cash flows attributable to the assets. The impairment loss recognized equals the excess of carrying value over the related fair value of the assets.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
When real estate assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the fair value of the assets, net of selling costs. The Company compares the carrying value of the related long-lived assets to their estimated fair value, supported by current third-party appraisal or broker market data (categorized within Level 3 of the fair value hierarchy). If the estimated fair value, net of selling costs, is less than the carrying value of the assets, the Company would recognize a loss on the assets held for sale. The operations of assets held for sale or sold during the period are presented as part of normal operations. As of September 30, 2026, the Company had four stores classified as held for sale, which are included in real estate assets, net. Refer to note 4 for additional details on disposition and held for sale activity.
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
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, receivables, investments in debt securities and notes receivable, accounts payable and accrued expenses, variable-rate notes payable, revolving lines of credit and commercial paper and other liabilities reflected in the condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 approximate fair value. Restricted cash is comprised of funds deposited with financial institutions located throughout the United States and the Cayman Islands, primarily relating to operating cash reserve for the Company’s captive insurance subsidiary and earnest money deposits on potential acquisitions.
The fair values of the Company’s fixed-rate notes payable were estimated using the discounted estimated future cash payments to be made on such debt (categorized within Level 3 of the fair value hierarchy). The discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality.
The fair values of the Company’s fixed-rate assets and liabilities were as follows for the periods indicated:

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Note receivable from Common Operating Partnership unit holder	$—	$—	$51,122	$50,000
Fixed rate notes receivable	81,917	83,690	62,307	62,207
Fixed rate debt	10,277,727	10,772,847	10,967,415	10,966,511

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
4.    ACQUISITIONS AND DISPOSITIONS
The following table shows the Company’s acquisitions of stores for the three and nine months ended September 30, 2026 and 2025. The table excludes purchases of raw land and improvements made to existing assets. All store acquisitions are considered asset acquisitions under ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”

Period	Number of Stores	Cash Paid	Loans Assumed	Bridge Loan Payoff	Fair Value Adjustment of Debt Assumed	Investments in Real Estate Ventures	Net Liabilities/ (Assets) Assumed	Value of Equity Issued	Total Real Estate Assets
Q3 2026	4	$8,081	$—	$40,454	$—	$—	$240	$—	$48,775
Q2 2026	17	53,984	—	32,680	—	—	550	—	87,214
Q1 2026	1	12,360	—	—	—	—	148	—	12,508
Total 2026	22	$74,425	$—	$73,134	$—	$—	$938	$—	$148,497

Q3 2025	1	$—	$—	$12,945	$—	$—	$(30)	$—	$12,915
Q2 2025	28	161,738	258,000	—	(10,049)	34,767	4,472	—	448,928
Q1 2025	17	117,075	—	18,950	—	105,471	847	5,878	248,221
Total 2025	46	$278,813	$258,000	$31,895	$(10,049)	$140,238	$5,289	$5,878	$710,064

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Disposition and Held for Sale Activity
The following table presents the Company’s disposition and held for sale activity for the periods indicated:

	Carrying Value of Assets Held for Sale	(Gain) / Loss Recognized	Number of Stores
2026 Activity
Q1 2026 beginning balance	$27,140	$—	5
Additions	—	—	—
Disposals	(6,421)	—	(1)
Q1 2026 ending balance	$20,719	$—	4
Additions	7,561	—	2
Disposals	—	—	—
Q2 2026 ending balance	$28,280	$—	6
Additions	13,255	4,850	1
Disposals	(6,000)	971	(1)
Removals	$(7,561)	$—	(2)
Q3 2026 ending balance	$27,974	$5,821	4

2025 Activity
Q1 2025 beginning balance	$103,756	$—	13
Additions	8,019	3,759	3
Disposals	(83,537)	(39,520)	(11)
Q1 2025 ending balance	$28,238	$(35,761)	5
Additions	—	—	—
Disposals	(9,440)	864	(1)
Q2 2025 ending balance	$18,798	$(34,897)	4
Additions	175,289	105,128	25
Disposals	—	—	—
Q3 2025 ending balance	$194,087	$70,231	29
The net losses are shown on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 as loss on real estate assets held for sale and sold, net. Assets held for sale are included in real estate assets, net, as well as in the self-storage operations segment of the Company’s segment information.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
5.    REAL ESTATE ASSETS
The components of real estate assets are summarized as follows:

	September 30, 2026	December 31, 2025
Land	$5,155,953	$5,135,719
Buildings, improvements and other intangibles	23,627,672	23,234,033
Right of use assets - finance lease	136,608	141,194
Intangible assets - tenant relationships	335,955	334,669
Intangible lease rights	37,779	37,771
	29,293,967	28,883,386
Less: accumulated depreciation and amortization	(4,503,974)	(3,982,125)
Net operating real estate assets	24,789,993	24,901,261
Real estate under development/redevelopment	110,154	103,089
Real estate assets, net	$24,900,147	$25,004,350
6.     OTHER ASSETS
The components of other assets are summarized as follows:

	September 30, 2026	December 31, 2025
Goodwill	$170,811	$170,811
Receivables, net	116,869	142,120
Prepaid expenses and deposits	101,670	102,656
Equipment and fixtures, net	59,039	65,154
Deferred line of credit financing costs, net	13,302	15,335
Other intangible assets, net	—	11,593
Restricted cash	4,850	4,260
Fair value of interest rate swaps	1,059	3,362
	$467,600	$515,291
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
In computing the dilutive effect of convertible securities, net income is adjusted to add back any changes in earnings in the period associated with the convertible security. The numerator is also adjusted for the effects of any other non-discretionary changes in income or loss that would result from the assumed conversion of those potential common shares. In computing diluted earnings per common share, only potential common shares that are dilutive (i.e., those that reduce earnings per common share) are included.
For the purposes of computing the diluted impact of the potential exchange of the Preferred OP Units for common shares upon redemption, where the Company has the option to redeem in cash or shares, the Company divided the total liquidation value of the Preferred OP Units by the average share price for the period presented. The average share price for the three months ended September 30, 2026 and 2025 was $143.53 and $143.62, respectively. The average share price for the nine months ended September 30, 2026 and 2025 was $142.50 and $146.84, respectively.
The following table presents the number of weighted OP Units and Preferred OP Units, and the potential common shares, that were excluded from the computation of earnings per share as their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)	Equivalent Shares (if converted)
Common OP Units	—	—	—	9,357,864
Series B Units	233,876	233,729	235,566	228,604
Series D Units	99,351	141,066	103,000	161,300
	333,227	374,795	338,566	9,747,768

The computation of earnings per common share is as follows for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$247,759	$165,998	$752,207	$686,604
Earnings and dividends allocated to participating securities	(460)	(430)	(1,354)	(1,295)
Net income for basic computations	247,299	165,568	750,853	685,309
Income allocated to noncontrolling interest - Preferred OP Units and OP Units	11,003	7,293	33,448	—
Net income for diluted computations	$258,302	$172,861	$784,301	$685,309

Weighted average common shares outstanding:
Average number of common shares outstanding - basic	210,646,953	211,963,870	210,834,426	211,918,589
Common OP Units	9,379,076	9,341,088	9,401,771	—
Average number of common shares outstanding - diluted	220,026,029	221,304,958	220,236,197	211,918,589
Earnings per common share
Basic	$1.17	$0.78	$3.56	$3.23
Diluted	$1.17	$0.78	$3.56	$3.23
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
Net investments in unconsolidated real estate entities and cash distributions in unconsolidated real estate ventures consist of the following:

	Number of Stores	Equity Ownership %	Excess Profit % (1)	September 30,	December 31,
				2026	2025
PRISA Self Storage LLC	85	4%	4%	$8,428	$8,736
HF1 Sovran HHF Storage Holdings LLC	37	49%	49%-59%	297,606	301,794
Storage Portfolio II JV LLC	36	10%	30%	(11,445)	(10,588)
Storage Portfolio IV JV LLC	32	10%	30%	45,608	46,310
Storage Portfolio I LLC	24	34%	49%	(45,204)	(44,537)
HF2 Sovran HHF Storage Holdings II LLC	22	49%	49%-59%	110,928	112,551
HF5 Life Storage-HIERS Storage LLC	17	20%	20%	23,860	24,580
HF6 191 V Life Storage Holdings LLC	17	20%	20%	7,470	9,525
VRS Self Storage, LLC	16	45%	54%	(19,252)	(18,576)
HF10 Life Storage HHF Wasatch Holdings LLC	16	20%	20%	17,373	18,082
Other unconsolidated real estate ventures (2)	106	10%-50%	10%-50%	284,122	295,205
Strategic Storage Growth Trust III, Inc. Preferred Stock (3)	n/a	n/a	n/a	100,000	100,000
Strategic Storage Trust VI, Inc. Preferred Stock (4)	n/a	n/a	n/a	150,000	150,000
Net Investments in and Cash distributions in unconsolidated real estate entities	408			$969,494	$993,082

Investments in unconsolidated real estate entities				$1,045,395	$1,066,783
Cash distributions in unconsolidated real estate ventures				(75,901)	(73,701)
Net Investments in and Cash distributions in unconsolidated real estate entities				$969,494	$993,082
(1)    Includes pro-rata equity ownership share and promoted interest.
(2)    During the three months ended September 30, 2026, the Company fully impaired its investments in two joint ventures resulting in a loss of $13,883. This loss is included in the equity in earnings of unconsolidated real estate ventures - impairment (loss) on joint venture interests and gain on sale of joint venture interests line on the Company’s condensed consolidated statements of operations.
(3)    On February 4, 2025, the Company invested $100,000 in shares of convertible preferred stock with a dividend rate of 8.85% per annum, subject to increase after five years. The preferred shares are generally not redeemable for five years, except in the case of a change of control or initial listing, and are redeemable thereafter subject to a redemption premium.
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

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
9.    INVESTMENTS IN DEBT SECURITIES AND NOTES RECEIVABLE
Investments in debt securities and notes receivable consist of the Company’s investment in mandatorily redeemable preferred stock of Jernigan Capital, Inc. (“JCAP”) in connection with JCAP’s acquisition by affiliates of NexPoint Advisors, L.P. (“NexPoint”) and receivables due to the Company under its bridge loan program. Information about these balances is as follows:

	September 30, 2026	December 31, 2025
Debt securities - preferred stock	$300,000	$300,000
Notes receivable - bridge loans, net	1,401,151	1,500,151
Dividends and interest receivable	6,375	6,375
	$1,707,526	$1,806,526
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
The Company offers bridge loan financing to third-party self-storage owners primarily for whom it manages properties. These notes receivable consist of mortgage loans receivable, which are collateralized by self-storage properties, and mezzanine loans receivable, which are secured by equity interest pledges. As of September 30, 2026, 82% of the notes held are mortgage receivables. The Company may sell a portion of the mortgage receivables. These notes receivable typically have a term of three years with two one-year extensions and have variable interest rates. During the nine months ended September 30, 2026, the Company sold a total principal amount of $30,414 of its mortgage bridge loans receivable to third parties for par, collected $326,448 of principal from payoffs and asset acquisitions, closed on $181,375 in initial loan draws, and recorded $13,910 of draws to fund interest payments.
The bridge loans typically have a loan to value ratio between 70% and 80% at origination. As of September 30, 2026, none of the notes receivable are in nonaccrual status, and any notes receivable where the monthly payments are delinquent are less than 150 days past due and immaterial. The allowance for potential credit losses is immaterial.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
10.    DEBT
The components of term debt are summarized as follows:

Term Debt	September 30, 2026	December 31, 2025
Secured notes payable (1)	$1,072,366	$1,082,899
Unsecured term loans	1,500,000	1,500,000
Unsecured senior notes	9,625,000	9,675,000
Total	12,197,366	12,257,899
Less: Discount on unsecured senior notes, net (2)	(155,310)	(187,742)
Less: Unamortized debt issuance costs	(60,252)	(63,506)
Total	$11,981,804	$12,006,651

(1) The loans are collateralized by mortgages on real estate assets and the assignment of rents.
(2) Unsecured senior notes from the Company’s merger with Life Storage, Inc. were recorded at fair value, resulting in a discount of $293,134 to be amortized over the term of the debt. Also includes net premium from bond offerings of $13,853 offset by discount from assumed debt of $15,018.

The following table summarizes the scheduled maturities of term debt, excluding available extensions, at September 30, 2026:

2026	$622,104
2027	991,484
2028	1,882,092
2029	1,763,489
2030	1,689,650
2031	1,777,347
2032	1,150,000
2033	800,000
2034	600,000
2035	900,000
Thereafter	21,200
$12,197,366
The Company has established a commercial paper note program and may issue up to $1,000,000 of unsecured commercial paper notes that bear interest at variable rates and have varying maturities (generally ranging from overnight to three months, with a maximum of 397 days). The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. The net proceeds from the issuances of the notes are used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. Outstanding commercial paper notes have been included in revolving lines of credit and commercial paper on the Company’s condensed consolidated balance sheets. At September 30, 2026, there were $850,000 in issuances outstanding under the commercial paper program with a weighted-average maturity of 19 days.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
All of the Company’s lines of credit and commercial paper are guaranteed by the Company. The following table presents information on the Company’s lines of credit and commercial paper for the periods indicated:

	As of September 30, 2026
Revolving Lines of Credit and Commercial Paper	Amount Drawn	Capacity	Interest Rate	Maturity	Basis Rate (1)
Secured credit line	$33,000	$140,000	5.15%	7/1/2029	SOFR plus 1.25%
Unsecured credit line (2)	541,000	3,000,000	4.68%	8/21/2029	SOFR plus 0.775%
Commercial paper	850,000	1,000,000	4.12% (3)	Various
	$1,424,000	$4,140,000

(1) Daily Simple Secured Overnight Financing Rate (“SOFR”) for credit lines.
(2) Basis Rate as of September 30, 2026. Rate is subject to change based on the Company’s investment grade rating.
(3) Commercial paper interest rate is variable based on market rates at the time of each issuance. Therefore, interest rate shown in the table above is a weighted average interest rate.
The Company's unsecured debt is not secured by any assets of the Company and is subject to certain financial covenants. As of September 30, 2026, the Company was in compliance with all of its financial covenants.
As of September 30, 2026, the Company’s percentage of fixed-rate debt to total debt was 79.6%. The weighted average interest rates of the Company’s fixed and variable-rate debt were 4.3% and 4.8%, respectively. The combined weighted average interest rate was 4.4%.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“OCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. A portion of these changes is excluded from accumulated other comprehensive income as it is allocated to noncontrolling interests. During the three and nine months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. In the next 12 months, the Company estimates that $627 will be reclassified as a decrease to interest expense. As of September 30, 2026, the Company held five active derivative financial instruments, which had a total current notional amount of $777,000.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated

Fair Values of Derivative Instruments
The table below presents the fair values of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets:

	Asset / Liability Derivatives
Derivatives designated as hedging instruments:	September 30, 2026	December 31, 2025
Other assets	$1,059	$3,362
Other liabilities	$60	$2,538

Effect of Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the periods presented. No tax effect has been presented as the derivative instruments are held by the Company:

	Gain (loss) recognized in OCI for the Three Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Three Months Ended September 30,
Type	2026	2025		2026	2025
Swap Agreements	$329	$874	Interest expense	$234	$2,822
	Gain (loss) recognized in OCI for the Nine Months Ended September 30,		Location of amounts reclassified from OCI into income	Gain (loss) reclassified from OCI for the Nine Months Ended September 30,
Type	2026	2025		2026	2025
Swap Agreements	$3,099	$(2,572)	Interest expense	$2,761	$9,490

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
As of September 30, 2026, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2026, it could have been required to cash settle its obligations under these agreements at their termination value.
12.    STOCKHOLDERS’ EQUITY
On April 15, 2024, the Company filed its $800,000 “at the market” equity program with the SEC using a shelf registration statement on Form S-3, and entered into an equity distribution agreement with nine sales agents. No shares have been sold under the current “at the market” equity program.
On November 13, 2023, the Company’s board of directors authorized a share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. During the year ended December 31, 2025, the Company repurchased 1,158,244 shares at an average price of $129.10 per share, paying a total of $149,525. During the nine months ended September 30, 2026, the Company repurchased 2,401,606 shares at an average price of $136.81 per share, paying a total of $328,573.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
As of September 30, 2026, the Company had remaining authorization to repurchase shares with an aggregate value up to $21,903. On October 1, 2026, subsequent to the end of the quarter, the Company utilized the remaining authorization available under the existing repurchase program, repurchasing 164,724 shares at an average price of $132.45 per share, paying a total of $21,818. On October 15, 2026, the Company’s board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000.
13.    NONCONTROLLING INTEREST REPRESENTED BY PREFERRED OPERATING PARTNERSHIP UNITS
Classification of Noncontrolling Interests
GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the Company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and requires changes in ownership interest to be accounted for similarly to equity transactions. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.
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
At September 30, 2026 and December 31, 2025, the noncontrolling interests represented by the Preferred OP Units qualified for classification as permanent equity on the Company’s condensed consolidated balance sheets. The partnership agreement of the Operating Partnership (as amended, the “Partnership Agreement”) provides for the designation and issuance of the OP Units. The balances for each of the specific Preferred OP Units as presented in the Statements of Noncontrolling Interests and Equity as of the periods indicated are as follows:

	September 30, 2026	December 31, 2025
Series B Units	$33,567	$33,567
Series D Units	14,260	20,260
	$47,827	$53,827

Series A Participating Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series A Units. The Series A Units have priority over all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of September 30, 2026 and December 31, 2025, there were no outstanding Series A Units.
Series B Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series B Units. The Series B Units rank junior to the Series A Units, on parity with the Series C Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series B Units were issued in 2013 and 2014. The Series B Units have a liquidation value of $25.00 per unit for a fixed liquidation value of $33,567 which represents 1,342,727 Series B Units outstanding at September 30, 2026. Holders of the Series B Units receive distributions at an annual rate of 6.0%. These distributions are cumulative. The Series B Units became redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
Series C Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series C Units. The Series C Units ranked junior to the Series A Units, on parity with the Series B Units and Series D Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation. As of September 30, 2026 and December 31, 2025, there were no outstanding Series C Units.
Series D Redeemable Preferred Units
The Partnership Agreement provides for the designation and issuance of the Series D Units. The Series D Units rank junior to the Series A Units, on parity with the Series B Units and Series C Units, and senior to all other partnership interests of the Operating Partnership with respect to distributions and liquidation.
The Series D Units have a liquidation value of $25.00 per unit, for a fixed liquidation value of $14,260, which represents 570,395 Series D Units outstanding at September 30, 2026. Holders of the Series D Units receive distributions at an annual rate between 4.0% and 5.0%. These distributions are cumulative. The Series D Units become redeemable at the option of the holder on the first anniversary of the date of issuance, which redemption obligation may be satisfied at the Company’s option in cash or shares of its common stock. In addition, certain of the Series D Units are exchangeable for OP Units at the option of the holder until the tenth anniversary of the date of issuance, with the number of OP Units to be issued equal to $25.00 per Series D Unit, divided by the value of a share of common stock as of the exchange date.
During the nine months ended September 30, 2026, 240,000 Series D Units were redeemed for $6,000 in cash.
14.    NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP AND OTHER NONCONTROLLING INTERESTS
Noncontrolling Interest in Operating Partnership
The Company’s interest in its stores is held through the Operating Partnership. Between its general partner and limited partner interests, the Company held a 95.6% ownership interest in the Operating Partnership as of September 30, 2026. The remaining ownership interests in the Operating Partnership (including Preferred OP Units) of 4.4% are held by certain former owners of assets acquired by the Operating Partnership. As of December 31, 2025, the noncontrolling interest in the Operating Partnership was shown on the balance sheet net of a note receivable of $50,000 because a borrower under the note receivable was also a holder of OP Units. This note receivable originated in December 2024, bore interest at 10% per annum and was settled in June 2026.
The noncontrolling interest in the Operating Partnership represents OP Units that are not owned by the Company. OP Units are redeemable at the option of the holder, which redemption may be satisfied at the Company’s option in cash, based upon the fair market value of an equivalent number of shares of the Company’s common stock (based on the ten-day average closing price) at the time of the redemption, or shares of the Company’s common stock on a one-for-one basis, subject to anti-dilution adjustments provided in the Partnership Agreement. As of September 30, 2026, the ten-day average closing price of the Company’s common stock was $134.43 and there were 9,379,076 OP Units outstanding. Assuming that all of the OP Unit holders exercised their right to redeem all of their OP Units on September 30, 2026 and the Company elected to pay the OP Unit holders cash, the Company would have paid $1,260,829 in cash consideration to redeem the units.

EXTRA SPACE STORAGE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Amounts in thousands, except store and share data, unless otherwise stated
OP Unit activity is summarized as follows for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
OP Units redeemed for common stock	—	41,978
OP Units redeemed for cash	53,914	10,000
Cash paid for OP Units redeemed	$7,655	$1,453
OP Units issued in conjunction with acquisitions	—	37,886
Value of OP Units issued in conjunction with acquisitions	$—	$5,878
GAAP requires a company to present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and requires changes in ownership interest to be accounted for similarly to equity transactions. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.
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
Other Noncontrolling Interests
Other noncontrolling interests represent the ownership interest of partners in 11 consolidated joint ventures as of September 30, 2026. There are a total of 15 stores in these consolidated joint ventures, 12 of which are operating and three of which are under development. The voting interests of the partners are 25.0% or less.
Based on the facts and circumstances of each of the Company’s joint ventures, the Company determined that no joint venture qualified as a variable interest entity (“VIE”) as of September 30, 2026 in accordance with ASC 810, “Consolidation.”
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
For all periods presented, substantially all of the Company’s real estate assets, intangible assets, other assets, and accrued and other liabilities are associated with the self-storage operations segment. Financial information for the Company’s business segments is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Self-Storage Operations	$760,837	$735,581	$2,240,214	$2,160,965
Tenant Reinsurance	94,197	90,341	276,400	263,625
Total segment revenues	$855,034	$825,922	$2,516,614	$2,424,590

Operating expenses
Self-Storage Operations:
Payroll and benefits	$44,669	$46,386	$134,801	$135,285
Marketing	18,414	19,604	52,399	53,651
Office expense (1)	20,132	19,047	59,642	57,015
Property operating expense (1)	38,459	38,649	113,734	110,580
Repairs and maintenance	12,362	15,150	42,538	45,689
Property taxes	87,355	82,499	258,365	244,742
Insurance	8,244	9,879	27,292	27,076
Other segment items (2)	9,202	4,272	20,087	12,651
Total self-storage operations expenses	238,837	235,486	708,858	686,689

Tenant Reinsurance:
Tenant reinsurance expense and other segment items (3)	$17,927	$17,781	$53,119	$51,842

Total segment operating expenses	$256,764	$253,267	$761,977	$738,531

Net operating income
Self-Storage Operations	$522,000	$500,095	$1,531,356	$1,474,276
Tenant Reinsurance	76,270	72,560	223,281	211,783
Total segment net operating income:	$598,270	$572,655	$1,754,637	$1,686,059

Other components of net income:
Management fees and other income	34,758	32,538	103,357	95,485
General and administrative expense	(45,740)	(43,479)	(139,564)	(134,405)
Depreciation and amortization expense	(189,598)	(177,466)	(561,003)	(535,088)
Loss on real estate assets held for sale and sold, net	(5,821)	(105,128)	(5,821)	(70,231)
Interest expense	(151,170)	(149,650)	(445,189)	(438,177)
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(9,711)	(12,086)	(35,001)	(35,169)
Interest income	37,400	43,588	115,720	124,553
Equity in earnings and dividend income from unconsolidated real estate entities	17,010	15,669	48,572	51,884
Equity in earnings of unconsolidated real estate ventures - impairment (loss) on joint venture interests and gain on sale of a joint venture interest	(13,883)	9,354	(13,036)	9,354
Income tax expense	(12,070)	(11,962)	(34,928)	(32,591)
Net income	$259,445	$174,033	$787,744	$721,674

(1) Amounts related to lease expense have been reclassified from Office expense to Property operating expense for the three and nine months ended September 30, 2025 for comparability.
(2) Other segment items for the Self-Storage Operations segment include miscellaneous items such as legal and professional fees, capital expenditures, taxes, and casualty losses.
(3) Tenant reinsurance expense and other segment items for the Tenant Reinsurance segment include claims expense, acquisition costs, claims service fees, and miscellaneous administrative items.
16.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2026, the Company was under agreement to acquire three stores for a total purchase price of $24,780, which are scheduled to close in 2026.
As of September 30, 2026, the Company was under agreement to originate $59,160 in bridge loans in 2026 and $31,300 in 2027.
As of September 30, 2026, the Company was involved in various legal proceedings and was subject to various claims and complaints arising in the ordinary course of business. Because litigation is inherently unpredictable, the outcome of these matters cannot presently be determined with any degree of certainty. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. The Company could incur judgments or enter into settlements of claims in the future that could have a material adverse effect on its results of operations in any particular period, notwithstanding the fact that the Company is currently vigorously defending any legal proceedings against it.
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

PROPERTIES
As of September 30, 2026, we owned or had ownership interests in 2,448 operating stores. Of these stores, 2,028 are wholly-owned, 12 are in consolidated joint ventures, and 408 are in unconsolidated joint ventures. In addition, we managed 1,963 stores for third parties, bringing the total number of stores which we own and/or manage to 4,411. These stores are located in 43 states and Washington, D.C. The clustering of assets around population centers enables us to reduce our operating costs through economies of scale. Our acquisitions have given us an increased scale in many core markets as well as a foothold in many markets where we had no previous presence.
As of September 30, 2026, approximately 2,567,000 tenants were leasing storage units at the operating stores that we own and/or manage, primarily on a month-to-month basis, providing the flexibility to increase rental rates over time as market conditions permit. Existing tenants generally receive rate increases at least annually, for which no direct correlation has been drawn to our vacancy trends. Although leases are short-term in duration, the typical tenant tends to remain at our stores for an extended period of time. For same-store properties as of September 30, 2026, the average length of stay for tenants who had vacated was approximately 16.8 months.
Our store portfolio is made up of different types of construction and building configurations. Most often sites are what we consider “hybrid” facilities, a mix of both drive-up buildings and multi-floor buildings.

The following table presents additional information regarding our net rentable square feet and the number of stores by state:

	As of September 30, 2026
	REIT Owned		Joint Venture Owned		Managed		Total
Location	Property Count (1)	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet	Property Count	Net Rentable Square Feet
Alabama	36	2,868,198	2	150,985	22	1,562,329	60	4,581,512
Arizona	52	4,081,024	26	2,108,245	75	6,034,840	153	12,224,109
Arkansas	—	—	—	—	5	558,772	5	558,772
California	227	18,767,424	42	3,204,268	164	15,304,760	433	37,276,452
Colorado	27	1,804,579	13	937,242	42	3,221,872	82	5,963,693
Connecticut	23	1,757,103	8	713,417	25	1,780,097	56	4,250,617
Delaware	—	—	1	76,423	7	529,575	8	605,998
Florida	258	20,061,202	41	3,259,899	269	21,256,495	568	44,577,596
Georgia	122	9,343,399	16	1,334,610	79	6,144,984	217	16,822,993
Hawaii	16	1,053,476	—	—	4	275,805	20	1,329,281
Idaho	2	131,774	—	—	6	756,237	8	888,011
Illinois	109	7,943,479	9	716,612	57	4,416,475	175	13,076,566
Indiana	94	4,211,391	1	57,617	33	2,570,384	128	6,839,392
Iowa	—	—	—	—	2	67,801	2	67,801
Kansas	1	50,304	2	108,646	3	237,718	6	396,668
Kentucky	14	1,044,292	1	51,205	17	1,278,992	32	2,374,489
Louisiana	10	772,823	1	88,770	18	1,358,226	29	2,219,819
Maine	5	352,657	—	—	4	225,597	9	578,254
Maryland	45	3,600,991	8	628,332	63	4,918,498	116	9,147,821
Massachusetts	66	4,199,796	16	987,541	45	2,930,972	127	8,118,309
Michigan	12	926,673	4	308,857	18	1,465,830	34	2,701,360
Minnesota	7	587,219	8	645,484	9	727,801	24	1,960,504
Mississippi	7	565,357	—	—	5	454,930	12	1,020,287
Missouri	29	2,387,705	7	507,878	31	2,374,741	67	5,270,324
Nebraska	—	—	—	—	9	733,159	9	733,159
Nevada	43	3,664,046	10	953,571	26	2,185,653	79	6,803,270
New Hampshire	18	1,319,574	—	—	14	609,266	32	1,928,840
New Jersey	92	7,455,218	29	2,338,216	89	7,120,426	210	16,913,860
New Mexico	12	743,196	10	681,150	17	1,235,713	39	2,660,059
New York	83	6,049,771	23	1,970,007	93	6,523,248	199	14,543,026
North Carolina	56	4,132,237	5	396,706	73	5,695,411	134	10,224,354
Ohio	50	3,472,312	5	329,043	26	2,276,223	81	6,077,578
Oklahoma	4	270,353	—	—	44	3,138,618	48	3,408,971
Oregon	8	549,669	3	243,560	5	365,546	16	1,158,775
Pennsylvania	33	2,561,277	10	817,293	70	5,345,005	113	8,723,575
Rhode Island	6	351,022	1	95,844	8	780,981	15	1,227,847
South Carolina	47	3,441,226	1	94,802	50	4,355,418	98	7,891,446
Tennessee	33	2,654,505	16	1,089,700	38	2,642,666	87	6,386,871
Texas	277	22,170,861	66	5,096,377	258	21,021,489	601	48,288,727
Utah	23	1,591,034	3	194,333	51	4,049,001	77	5,834,368
Virginia	74	6,085,628	9	700,530	43	3,201,860	126	9,988,018
Washington	16	1,285,179	1	77,535	21	1,664,970	38	3,027,684
Washington, D.C.	1	100,273	1	104,160	7	605,996	9	810,429
Wisconsin	2	187,015	9	860,919	18	1,651,482	29	2,699,416
Totals	2,040	154,595,262	408	31,929,777	1,963	155,655,862	4,411	342,180,901

(1)    Includes 12 stores in consolidated joint ventures.

RESULTS OF OPERATIONS

Amounts in thousands, except store and share data

Comparison of the three and nine months ended September 30, 2026 and 2025

Overview
Results for the three and nine months ended September 30, 2026 included the operations of 2,448 stores (2,028 wholly-owned, 12 in consolidated joint ventures, and 408 in joint ventures accounted for using the equity method) compared to the results for the three and nine months ended September 30, 2025, which included the operations of 2,427 stores (2,005 wholly-owned, 11 in consolidated joint ventures, and 411 in joint ventures accounted for using the equity method). Material or unusual changes in the results of our operations are discussed below:

Revenues
The following table presents information on revenues earned for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues:
Property rental	$760,837	$735,581	$25,256	3.4%	$2,240,214	$2,160,965	$79,249	3.7%
Tenant reinsurance	94,197	90,341	3,856	4.3%	276,400	263,625	12,775	4.8%
Management fees and other income	34,758	32,538	2,220	6.8%	103,357	95,485	7,872	8.2%
Total revenues	$889,792	$858,460	$31,332	3.6%	$2,619,971	$2,520,075	$99,896	4.0%

Property rental—The increase in property rental revenue for the three and nine months ended September 30, 2026 compared to the same periods in the prior year was primarily the result of growth in our portfolio related to acquisitions completed in 2025 and acquisitions completed in the first nine months of 2026. We acquired 22 wholly-owned stores during the nine months ended September 30, 2026 and acquired 76 wholly-owned stores during the year ended December 31, 2025. These increases in revenue resulting from acquisitions were partially offset by property dispositions during the same periods. Additionally, property rental revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in the prior year due to improved operating results from increases in average annual rent per occupied square foot over the comparative periods.
Tenant reinsurance—The increase in tenant reinsurance revenue for the three and nine months ended September 30, 2026 compared to the same periods in the prior year was due primarily to an increase in the number of stores operated. We operated 4,411 stores at September 30, 2026 compared to 4,238 stores at September 30, 2025.
Management fees and other income—Management fees and other income primarily represent the fees collected for our management of stores owned by third parties and unconsolidated joint ventures and other transaction fee income. The increase for the three and nine months ended September 30, 2026 compared to the same periods in the prior year was primarily due to both an increase in the number of stores managed and an increase in the overall revenue of stores under management when compared to the same periods last year. As of September 30, 2026, we managed 1,963 stores for third party owners, compared to 1,811 stores as of September 30, 2025.

Expenses
The following table presents information on expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Expenses:
Property operations	$238,837	$235,486	$3,351	1.4%	$708,858	$686,689	$22,169	3.2%
Tenant reinsurance	17,927	17,781	146	0.8%	53,119	51,842	1,277	2.5%
General and administrative	45,740	43,479	2,261	5.2%	139,564	134,405	5,159	3.8%
Depreciation and amortization	189,598	177,466	12,132	6.8%	561,003	535,088	25,915	4.8%
Total expenses	$492,102	$474,212	$17,890	3.8%	$1,462,544	$1,408,024	$54,520	3.9%

Property operations—The increase in property operations expense during the three and nine months ended September 30, 2026 compared to the same periods in the prior year was due to growth in our portfolio related to acquisitions completed in 2025 and in the first nine months of 2026. The increase in expense resulting from acquisitions was partially offset by expense control across our portfolio in most expense categories over the same periods with the exception of property taxes.
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
Depreciation and amortization—We amortize to expense intangible assets-customer intangibles on a straight-line basis over the average period that a tenant is expected to utilize the facility (currently estimated at 18 months). Depreciation and amortization expense increased for the three and nine months ended September 30, 2026 compared to the same periods in the prior year primarily as a result of the acquisition of new stores. We acquired 22 wholly-owned stores and disposed of two wholly-owned stores during the nine months ended September 30, 2026. We acquired 76 wholly-owned stores and disposed of 37 wholly-owned stores during the year ended December 31, 2025.

Other Revenues and Expenses
The following table presents information on other revenues and expenses for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loss on real estate assets held for sale and sold, net	$(5,821)	$(105,128)	$99,307	(94.5)%	$(5,821)	$(70,231)	$64,410	(91.7)%
Interest expense	(151,170)	(149,650)	(1,520)	1.0%	(445,189)	(438,177)	(7,012)	1.6%
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	(9,711)	(12,086)	2,375	(19.7)%	(35,001)	(35,169)	168	(0.5)%
Interest income	37,400	43,588	(6,188)	(14.2)%	115,720	124,553	(8,833)	(7.1)%
Equity in earnings and dividend income from unconsolidated real estate entities	17,010	15,669	1,341	8.6%	48,572	51,884	(3,312)	(6.4)%
Equity in earnings of unconsolidated real estate ventures - impairment (loss) on joint venture interests and gain on sale of joint venture interests	(13,883)	9,354	(23,237)	(248.4)%	(13,036)	9,354	(22,390)	(239.4)%
Income tax expense	(12,070)	(11,962)	(108)	0.9%	(34,928)	(32,591)	(2,337)	7.2%
Total other revenues & expenses, net	$(138,245)	$(210,215)	$71,970	(34.2)%	$(369,683)	$(390,377)	$20,694	(5.3)%

Loss on real estate assets held for sale and sold, net—During the three and nine months ended September 30, 2026 we recognized a loss on one store classified as held for sale as its estimated fair value, net of selling costs, was less than its carrying value and sold one store that was previously held for sale, resulting in a net loss of $5,821. As of September 30, 2025, we had 29 properties classified as held for sale. Of the 29 stores, 27 had an estimated fair value, net of selling costs, less than the carrying value of the assets, resulting in net losses of $105,128 and $70,231 for the three and nine months ended September 30, 2025, respectively. Additionally, we completed the sale of 12 previously held for sale stores, resulting in a net gain, which partially offset the loss recorded for the nine months ended September 30, 2025.
Interest expense—Represents the cost of our financing activities and primarily consists of interest incurred on borrowings under our commercial paper program, revolving lines of credit, senior notes and secured and unsecured term loans. Interest expense also includes commitment fees, letter of credit fees, and the amortization of financing costs associated with these arrangements.
Non-cash interest expense related to amortization of discount on unsecured senior notes, net—Represents the amortization of the discount assigned to the fair value of the Life Storage, Inc. (“Life Storage”) unsecured senior notes assumed as part of our merger with Life Storage and net premium from bond offerings, offset by the discount from assumed debt.
Interest income—Interest income represents interest and any fees earned on bridge loans, debt securities and on a note receivable from a common Operating Partnership unit holder. The decrease in interest income during the three and nine months ended September 30, 2026 compared to the same periods in the prior year was primarily the result of a decrease in the amount of bridge loans outstanding. The balance of bridge loans outstanding was $1,401,151 as of September 30, 2026, compared to $1,544,719 as of September 30, 2025.
Equity in earnings and dividend income from unconsolidated real estate entities—Equity in earnings of unconsolidated real estate entities represents the income earned through our ownership interests in unconsolidated joint ventures. In these joint ventures, we and our joint venture partners generally receive a preferred return on our invested capital. To the extent that cash or profits in excess of these preferred returns are generated, we receive a higher percentage of the excess cash or profits. The increase for the three months ended September 30, 2026 compared to the same period in the prior year was primarily due to improved operating results of stores in unconsolidated joint ventures in which we have ownership interests. The decrease for the nine months ended September 30, 2026 compared to the same period in the prior year was primarily due to the transfer and distribution of membership interests in the PR II EXR JV LLC joint venture in March 2025 and the acquisition of our partners’ membership interests in the ESS-NYFL JV LP and ESS CA-TIVS JV LP joint ventures in April 2025. Also contributing to the decrease is the sale of our membership interests in both the Life Storage Spacemax LLC and the Extra Space Northern Properties VI LLC joint ventures, which occurred in July and October 2025, respectively. The number of stores in unconsolidated joint ventures in which we have ownership interests was 408 as of September 30, 2026, compared to 411 as of September 30, 2025. Dividend income represents dividends from our investments in preferred stock of Strategic Storage Trust VI, Inc. and Strategic Storage Growth Trust III, Inc.
Equity in earnings of unconsolidated real estate ventures - impairment (loss) on joint venture interests and gain on sale of joint venture interests— During the three months ended September 30, 2026, we fully impaired our investments in two joint ventures resulting in a loss of $13,883. During the three and nine months ended September 30, 2025, we recognized a net gain of $9,354 due to the sale of our membership interest in the Life Storage Spacemax LLC joint venture, which held six properties, in July 2025.
Income tax expense—The increase in income tax expense for the nine months ended September 30, 2026 compared to the same period in the prior year was primarily the result of an increase in book income and a decrease in permanent tax deductions related to stock awards.
FUNDS FROM OPERATIONS

Funds from operations (“FFO”) provides relevant and meaningful information about our operating performance that is necessary, along with net income and cash flows, for an understanding of our operating results. We believe FFO is a meaningful disclosure as a supplement to net income. Net income assumes that the values of real estate assets diminish predictably over time as reflected through depreciation and amortization expenses. The values of real estate assets fluctuate due to market conditions, and we believe FFO more accurately reflects the value of our real estate assets. FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net income computed in accordance with GAAP, excluding gains or losses on sales of operating stores and impairment write-downs of depreciable real estate assets, plus real estate related depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. We believe that to further understand our performance, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in our condensed consolidated financial statements. FFO should not be considered a replacement of net income computed in accordance with GAAP.
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
The following table presents the calculation of FFO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$247,759	$165,998	$752,207	$686,604

Adjustments:
Real estate depreciation	178,809	164,834	520,953	488,711
Amortization of intangibles	2,478	3,037	9,154	17,341
Loss on real estate assets held for sale and sold, net	5,821	105,128	5,821	70,231
Unconsolidated joint venture real estate depreciation and amortization	7,746	7,466	23,217	23,896
Impairment loss on unconsolidated joint venture interests and (gain) on sale of unconsolidated joint venture interests	13,883	(9,354)	13,036	(9,354)
Income allocated to Operating Partnership noncontrolling interests	11,686	8,035	35,537	35,070
Funds from operations attributable to common stockholders and unit holders	$468,182	$445,144	$1,359,925	$1,312,499

SAME-STORE RESULTS
Our same-store pool for the periods presented consists of 1,869 stores that are wholly-owned and operated and that were stabilized by the first day of the earliest calendar year presented. We consider a store to be stabilized once it has been open for three years or has sustained average square foot occupancy of 80% or more for one calendar year. We believe that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including but not limited to occupancy, rental revenue growth, operating expense growth, net operating income growth, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of our stores as a whole. The following table presents operating data for our same-store portfolio.

	For the Three Months Ended September 30,		Percent	For the Nine Months Ended September 30,		Percent
	2026	2025	Change	2026	2025	Change
Same-store rental revenues
Net rental income	$675,218	$656,283	2.9%	$1,993,254	$1,946,595	2.4%
Other operating income	26,463	26,717	(1.0)%	75,939	76,874	(1.2)%
Total same-store rental revenues	701,681	683,000	2.7%	2,069,193	2,023,469	2.3%

Same-store operating expenses
Payroll and benefits	40,689	42,632	(4.6)%	123,106	125,385	(1.8)%
Marketing	16,927	18,159	(6.8)%	48,089	49,969	(3.8)%
Office expense	18,599	17,737	4.9%	55,301	53,624	3.1%
Property operating expense	21,258	22,082	(3.7)%	62,819	63,645	(1.3)%
Repairs and maintenance	11,279	14,092	(20.0)%	39,272	42,933	(8.5)%
Property taxes	80,806	77,050	4.9%	239,339	231,691	3.3%
Insurance	7,449	8,921	(16.5)%	24,847	24,979	(0.5)%
Total same-store operating expenses	197,007	200,673	(1.8)%	592,773	592,226	0.1%

Same-store net operating income	$504,674	$482,327	4.6%	$1,476,420	$1,431,243	3.2%

Same-store square foot occupancy as of period end	94.0%	93.7%		94.0%	93.7%

Average same-store square foot occupancy	94.3%	94.1%		93.7%	93.7%

Properties included in same-store	1,869	1,869		1,869	1,869

The following table presents additional information for our same-store portfolio:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Same-store portfolio	2026	2025	2026	2025
Average annual rent per occupied square foot, net of discounts and bad debt	$20.21	$19.72	$19.97	$19.53
New leases average annual rent per square foot	$13.28	$13.55	$13.22	$13.24
Average discounts as a percentage of rental revenues	2.1%	2.5%	1.9%	2.1%

The following table presents a reconciliation of same-store net operating income to net income as presented on our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$259,445	$174,033	$787,744	$721,674
Adjusted to exclude:
Loss on real estate assets held for sale and sold, net	5,821	105,128	5,821	70,231
Equity in earnings and dividend income from unconsolidated real estate entities	(17,010)	(15,669)	(48,572)	(51,884)
Impairment loss on unconsolidated joint venture interests and (gain) on sale of unconsolidated joint venture interests	13,883	(9,354)	13,036	(9,354)
Interest expense	151,170	149,650	445,189	438,177
Non-cash interest expense related to amortization of discount on unsecured senior notes, net	9,711	12,086	35,001	35,169
Depreciation and amortization	189,598	177,466	561,003	535,088
Income tax expense	12,070	11,962	34,928	32,591
General and administrative	45,740	43,479	139,564	134,405
Management fees, other income and interest income	(72,158)	(76,126)	(219,077)	(220,038)
Net tenant insurance	(76,270)	(72,560)	(223,281)	(211,783)
Non same-store rental revenue	(59,156)	(52,581)	(171,021)	(137,496)
Non same-store operating expense	41,830	34,813	116,085	94,463
Total same-store net operating income	$504,674	$482,327	$1,476,420	$1,431,243

Same-store rental revenues	$701,681	$683,000	$2,069,193	$2,023,469
Same-store operating expenses	197,007	200,673	592,773	592,226
Same-store net operating income	$504,674	$482,327	$1,476,420	$1,431,243

CASH FLOWS

Cash flows from operating activities for the nine months ended September 30, 2026 increased when compared to the same period in the prior year. Cash flows used in investing activities relate primarily to our acquisition and development of new stores, sales of stores, investments in unconsolidated real estate entities, and notes receivable from bridge loans and fluctuate depending on our actions in those areas. Cash flows from financing activities depend primarily on our debt and equity financing activities. A summary of cash flows along with significant components are as follows:

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$1,543,393	$1,482,396
Net cash used in investing activities	(286,416)	(697,662)
Net cash used in financing activities	(1,280,483)	(811,803)

Significant components of net cash flow included:
Net income	$787,744	$721,674
Depreciation and amortization	561,003	535,088
Acquisition and development of real estate assets	(375,974)	(698,614)
Return of investment in unconsolidated real estate ventures	3,154	231,130
Issuance of notes receivable, net of sales and principal payments	91,070	(276,043)
Net proceeds from unsecured term loans, senior notes, revolving lines of credit, public bonds and commercial paper	139,468	305,741
Repurchase of common stock	(328,622)	(8,615)
Dividends paid on common stock	(1,025,344)	(1,031,930)
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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2026, we had $114,824 available in cash and cash equivalents. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. During 2026 and 2025, we experienced no loss or lack of access to our cash and cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
The following table presents information relating to our debt:

September 30, 2026
Total face value of debt	$13,621,366
Total enterprise value ratio	32.1%
Total fixed-rate debt and other instruments to total debt	79.6% (1)
Weighted average interest rate of total debt	4.4%

(1) $10,840,461 total fixed-rate debt including $777,000 on which we have interest rate swaps that have been included as fixed-rate debt.
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
Our commercial paper program provides us the ability to issue, repay and re-issue short-term unsecured commercial paper notes. The aggregate principal amount outstanding under the program at any time cannot exceed $1,000,000, and the net proceeds of the commercial paper notes are expected to be used for general corporate purposes. The maturities of the notes generally range from overnight to three months, with a maximum of up to 397 days. The commercial paper notes are issued under customary terms in the commercial paper market and are issued at a discount from par or, alternatively, can be issued at par and bear varying interest rates on a fixed or floating basis. At any point in time, we expect to maintain available commitments under our credit facility in an amount at least equal to the amount of commercial paper notes outstanding. At September 30, 2026, we had $850,000 in issuances outstanding under the commercial paper program.
We hold a BBB+/Stable rating from S&P and a Baa2/Stable rating from Moody’s Investors Service. We intend to manage our balance sheet to maintain these ratings. Certain of our real estate assets are pledged as collateral for our debt. As of September 30, 2026, we had a total of 1,796 unencumbered stores as defined by our public bonds. Our unencumbered asset value was calculated as $30,709,273 and our total asset value was calculated as $36,503,421 according to the calculations as defined by our public bonds. We are subject to certain restrictive covenants relating to our outstanding debt. We were in compliance with all financial covenants at September 30, 2026.
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
On April 15, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with certain sales agents and forward purchasers named therein. Under the terms of the Equity Distribution Agreement, we may issue and sell, and the forward purchasers may sell, from time to time through or to the sales agents, shares of our common stock having an aggregate offering price of up to $800,000. The shares of common stock will be offered pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-278690) previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus, filed with the SEC. As of September 30, 2026, no shares have been sold under the Equity Distribution Agreement, which we refer to as our “at the market” equity program.

OFF-BALANCE SHEET ARRANGEMENTS
Except as disclosed in the notes to our consolidated financial statements of our most recently filed Annual Report on Form 10-K, we do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our condensed consolidated financial statements, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
As of September 30, 2026, we had approximately $13.6 billion in total face value of debt, of which approximately $2.8 billion was subject to variable interest rates (excluding debt with interest rate swaps). If SOFR were to increase or decrease by 100 basis points, the resulting increase or decrease in interest expense on the variable-rate debt would increase or decrease future earnings and cash flows by approximately $27.8 million annually.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchases made pursuant to our share repurchase program for the three months ended September 30, 2026:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value That May Yet Be Purchased Under the Program (in millions)
Period
July 1 - 31, 2026	—	$—	—	$349.0
August 1 - 31, 2026	—	$—	—	$349.0
September 1 - 30, 2026	2,390,497	$136.85	2,390,497	$21.9
Total	2,390,497	$136.85	2,390,497

(1) In November 2023, our board of directors authorized a three-year share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million of common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of September 30, 2026, we had remaining authorization to repurchase shares with an aggregate value up to $21.9 million.

On October 15, 2026, the Company’s board of directors authorized a new share repurchase program allowing for the repurchase of shares with an aggregate value up to $500,000. The October 2026 increase is not reflected in the “Approximate Dollar Value That May Yet Be Purchased Under the Program” column in the table above, which reflects only the amount available as of the end of each month during the quarter ended September 30, 2026.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2026, none of our officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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
101
The following materials from Extra Space Storage Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (4) the Condensed Consolidated Statements of Noncontrolling Interests and Equity, (5) the Condensed Consolidated Statements of Cash Flows and (6) notes to these financial statements.
					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTRA SPACE STORAGE INC.
Registrant

Date: October 30, 2026	/s/ Joseph D. Margolis
Joseph D. Margolis
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2026	/s/ Jeff Norman
Jeff Norman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)